Form 10-K
period 2020-12-31
Global Synergy Acquisition Corp.
filed 2021-03-30
CIK 1823707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Global Synergy Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39861	98-1556581
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

540 Madison Avenue, 17th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 576-8659

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, 0.0001 par value, and one-half of one redeemable warrant	GSAQU	The Nasdaq Stock Market LLC

Class A Ordinary Shares included as part of the units	GSAQ	The Nasdaq Stock Market LLC

Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of 11.50	GSAQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on January 8, 2021 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began separate trading on Nasdaq on March 1, 2021. The registrant was not a public company as of December 31, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 22, 2021, 25,875,000 Class A ordinary shares, par value $0.0001, and 6,468,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of our initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“management” or our “management team” are to our officers;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans and extension loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans and extension loans, if any, that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“sponsor” are to Global Synergy LLC, a Cayman Islands limited liability company; and

●	“we,” “us,” “company” or “our company” are to Global Synergy Acquisition Corp., a Cayman Islands corporation (Nasdaq: GSAQ, GSAQW, GSAQU).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Because of our limited resources and the significant competition for initial business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential initial business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination within 18 months (or 24 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the business we may acquire.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for 18 months (or 24 months, as applicable) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

v

PART I

Item 1.	Business

Overview

We are a blank check company incorporated on February 11, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

While we may pursue an acquisition opportunity in any business or sector, we intend to capitalize on the ability of our management team to identify, acquire and manage a business that can benefit from our operational and investing expertise in sectors such as IT Services and Business Process Outsourcing (“BPO”), collectively defined as Technology Services or IT Enabled Services (“ITES”).

We believe that our management team is well positioned to identify assets with attractive risk-adjusted business profiles in the marketplace. Our network and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers in combination with the extensive global industry and geographical reach of our affiliates will enable us to pursue a broad range of opportunities. Our management believes that its ability to identify and implement value creation initiatives has been an essential driver of past performance and will remain critical to our differentiated acquisition strategy.

We will leverage several decades of investment and operational experience of our founders, Alok Oberoi and Suresh Vaswani. Mr. Oberoi is the Executive Chairman at Everstone, one of the leading managers of private capital in India and Southeast Asia. Founded in 2006, Everstone currently manages over US$5 billion in assets across private equity, real estate, credit, green infrastructure and venture capital, with seven offices globally: Singapore, India (Mumbai, Delhi, Bangalore), London, New York and Mauritius. Mr. Vaswani is a seasoned global technology services and IT Services leader with an exceptional track record for building, scaling and transforming businesses. Mr. Vaswani has over three decades of leadership experience in operating large, global IT companies, including Dell, IBM and Wipro.

Our management team has extensive experience in identifying and executing acquisitions in North America and Asia and has done so successfully in a number of sectors, including IT Services and Business Process Outsourcing. In addition, our management has significant hands-on experience working with private companies in their capacity as active owners and directors to create shareholder value.

Industry Opportunity

While we may pursue an acquisition opportunity in any business or sector, we intend to capitalize on the ability of our management team to identify, acquire and manage a business that can benefit from our operational expertise, specifically in IT Services and BPO.

IT Services

We believe that the IT Services market is being revolutionized by emerging technologies such as Artificial Intelligence (AI), Machine Learning (ML), workplace mobility, Internet of Things (IoT), automation, big data, advanced analytics, security and cloud enabled delivery. The application of these technologies has accelerated the adoption of digital transformation initiatives which improve end-user experience and increase enterprise-level efficiencies. Recent events, such as COVID-19, have only accelerated the adoption of digital transformation initiatives.

We believe that the need to integrate people, process and these emerging technologies into business transformation initiatives will continue to drive digital IT spending. Organizations must incorporate increasing IT complexity into business processes in order to remain competitive and efficiently manage operating costs. However, many companies lack the in-house resources to design, build, integrate and manage full life cycle technology solutions. As a result, enterprises are increasingly leveraging third party IT Services providers to implement digital transformation initiatives. This has resulted in heightened demand for service providers that possess a deep understanding and track record of delivering solutions that leverage these emerging technologies.

Business Process Outsourcing

Historically, BPO companies have delivered process solutions across a variety of corporate functions, such as finance and accounting, human resources, customer service, IT infrastructure management, legal, research and development, procurement and supply chain services. Increasingly, vertical-specific outsourcing solutions have seen success across a variety of industries such as financial services, healthcare, life sciences and others. As the complexity of the processes being outsourced has increased, the value proposition delivered by BPO solution providers has moved away from a singular focus on cost, towards a broader focus on efficiency and innovation. Multinational corporations no longer utilize outsourcing only in an effort to achieve cost efficiencies and labor arbitrage, but also seek to increase agility and reduce complexity by replacing or complementing in-house resources with outsourced capabilities. We believe this has resulted in an increased demand for specialized BPO companies with unique functional and industry-focused process delivery capabilities.

In today’s increasingly competitive business environment, enterprises are compelled to drive innovation in their business processes to remain relevant and respond to increasing demand for digital-first customer experiences. We believe BPO companies that leverage emerging technologies such as AI/ML, advanced analytics, and robotic process automation (RPA), for example, will be best positioned to help address the critical needs of enterprise customers to improve service quality in a cost-effective manner.

Business Strategy

Through the leadership of our management team, we will seek to capitalize on our experience, capabilities and successful investment approach to consummate our initial business combination.

In addition to identifying and executing acquisitions, our management team has several decades of experience operating businesses and driving value creation initiatives across market cycles. A key component of our acquisition strategy is to identify and implement these initiatives designed to increase shareholder value as our team has done in the past for several companies.

Our strategy focuses on our leadership team’s deep experience and network, which will enable them to play a differentiated role at every stage of the investment value chain:

●	in-depth understanding of key technologies, trends and business models across select sectors;

●	proactive deal sourcing by leveraging a broad network of business and industry leaders and other resources to gain proprietary access to attractive investment opportunities;

●	ability to integrate investing and operating functions to effectively unlock value and propel growth across its businesses; and

●	ability to retain dedicated, specialist expertise to support due diligence, value creation and business monitoring.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view.

Each of our directors and officers, directly or indirectly, owns founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We may pursue an initial business combination opportunity jointly with our sponsor, or one or more of its affiliates, including inter alia, Everstone and its affiliates, including inter alia, one or more of the Everstone Funds and/or investors in the Everstone Funds, which we refer to as an Affiliated Joint Acquisition. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor, nor any of its affiliates, including inter alia, Everstone, nor any of the Everstone Funds, nor any of their respective affiliates, has an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, including an Affiliated Joint Acquisition, as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses.

Prior to the date of this Report, we filed a Registration Statement on Form 8-A with the U.S. Securities and Exchange Commission (the “SEC”) to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Other Considerations

Our sponsor or its affiliates, our directors and our officers, may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the directors and management teams. However, we do not expect that such other blank check company would materially affect our ability to complete our initial business offering.

Certain of our management and directors have fiduciary and contractual duties to Everstone and to certain companies in which Everstone has invested. As a result, certain of our officers and directors will have a duty to offer acquisition opportunities to certain Everstone funds before we can pursue such opportunities. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. We believe this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets Everstone typically considers most attractive for its funds and the types of acquisitions we expect to find most attractive. Everstone’s traditional private equity activities typically involve investing in private companies, and while Everstone will often take companies public, it typically invests in those entities several years prior to an initial public offering, not at the time of such offering. As a result, we may become aware of a potential transaction that is not a fit for the traditional private equity activities of Everstone but that is an attractive opportunity for us. In addition, our directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors have time and attention requirements for private investment funds of which affiliates of Everstone are the investment managers.

Financial Position

With the gross proceeds from our initial public offering, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC (the “Underwriters”), the underwriters of our initial public offering. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if an initial business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 9,703,126, or 37.5% (assuming all issued and outstanding shares are voted), or 1,617,188, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,875,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of an initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the initial business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the initial business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete an initial business combination with a different target until within 18 months (or 24 months, as applicable) from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 18 months (or 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame)).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. We have access to proceeds held outside of the trust account following the closing of our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Corporate Information

Our executive offices are located at 540 Madison Avenue, 17th Floor, New York, NY 10022, and our telephone number is (917) 576-8659.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the final prospectus associated with our initial public offering, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company on February 11, 2020 under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the initial business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the initial business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our sponsor’s founder shares, we would need 9,703,126, or 37.5% (assuming all issued and outstanding shares are voted), or 1,617,188, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 25,875,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and payment of deferred underwriting commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 18 months (or 24 months, as applicable) after the closing of our initial public offering may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must consummate an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect it will take significant time before the vaccines are available and accepted on a significant scale. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within 18 months (or 24 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 18 months (or 24 months, as applicable) after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months (or 24 months, as applicable) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 18 months (or 24 months, as applicable) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the initial business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our initial business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside of our management’s area of expertise if an initial business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans and extension loans, if any. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the sponsor will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of our initial public offering, our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares (assuming it does not purchase any units in our initial public offering). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any units in our initial public offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 following the completion of our initial public offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. WithumSmith+Brown, PC, our independent registered public accounting firm, and the Underwriters, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.

Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an initial business combination target. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an investment banking firm or another independent entity, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 40,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 374,125,000 and 33,531,250 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate an initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of the final prospectus for our initial public offering to issue any notes or other debt securities, or to otherwise incur debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares (if declared), expenses, capital expenditures, acquisitions, and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we have not consummated an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 18 months (or 24 months, as applicable) before redemption from our trust account.

If we have not consummated an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months (or 24 months, as applicable) from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering (assuming they do not purchase any units in our initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We have the right, but not the obligation, to extend the term we have to consummate our initial business combination for an additional six months without providing our shareholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial business combination within 18 months, and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate an initial business combination shall be extended for an additional six months, for a total of 24 months to complete an initial business combination. This will occur as long as our sponsor or its affiliates or designees, on or prior to the expiration date of the initial term, deposits into the trust account $2,587,500 ($0.10 per unit). Any such payment would be made in the form of a non-interest bearing loan. If we complete our initial business combination, we will, at the option of the lender, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete an initial business combination, we will repay such loans only from funds held outside of the trust account.

Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete an initial business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote.

We are not obligated to fund the trust account to extend the time for us to complete our initial business combination. We may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Risks Relating to Our Securities

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $258,750,000 may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $258,750,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. However, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration and shareholder rights agreement, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans or extension loans, if any, and the Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Risks Relating to Our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance — Directors and Executive Officers,” “Item 13 Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. We may pursue a transaction if we determined that an affiliated entity met our criteria and guidelines for an initial business combination and such transaction with an affiliated entity was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 28, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On September 11, 2020, we effected a share capitalization resulting in our sponsor holding 6,468,750 Class B ordinary shares. On December 10, 2020, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 7,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($7,600,000 in the aggregate), in a private placement simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 18 months (or 24 months, as applicable) from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

General Risk Factors

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the business we may acquire.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equalled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our founder shares will have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Following the completion of our initial public offering, only holders of our founder shares have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants, who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus for our initial public offering, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreements designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time when the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 12,937,500 Class A ordinary shares as part of the units offered by this Report and, simultaneously with the closing of our initial public offering, we issued an aggregate of 7,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans or extension loans, it may convert up to $2,000,000 of such loans into up to an additional 2,000,000 private placement warrants, at the price of $1.00 per warrant. Furthermore, $2,587,500 may be loaned by the sponsor or its affiliates or designees for a six-month extension of the time that we have to consummate an initial business combination, which amount may be converted into warrants, at the price of $1.00 per warrant. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue ordinary shares for any reason, including to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the initial business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking an initial business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 540 Madison Avenue, 17th Floor, New York, New York, 10022. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbol “GSAQU”, “GSAQ” and “GSAQW” respectively. Our units commenced public trading on January 8, 2021. Our Class A ordinary shares and warrants began separate trading on March 1, 2021.

(b)	Holders

On March 22, 2021, there was 1 holder of record for our units, 1 holder of record for our Class A ordinary shares, 5 holders of our Class B ordinary shares and 2 holders of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales and Use of Proceeds

On February 28, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001 per share. On September 11, 2020, we effected a share capitalization resulting in our sponsor holding 6,468,750 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On December 10, 2020, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors.

On January 12, 2021, we completed our initial public offering of 25,875,000 units generating gross proceeds of $258,750,000, which amount included the exercise by the Underwriters of a 45-day option to purchase up to an additional 3,375,000 units at a price of $10.00 per unit, generating proceeds of $33,750,000. Each unit consists of one (1) Class A ordinary share, par value $0.0001, and one-half (1/2) of one (1) redeemable warrant. Each whole warrant entitles the holder thereof to purchase one (1) Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the closing of our initial public offering, our sponsor purchased an aggregate of 7,600,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($7,600,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “company,” “our,” “us” or “we” refer to Global Synergy Acquisition Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on February 11, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Global Synergy LLC, a Cayman Islands limited liability company (our “Sponsor”).

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in an initial business combination:

●	may significantly dilute the equity interest of our existing investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares (if declared), expenses, capital expenditures, acquisitions, and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2020, we had approximately $154,000 in cash and deferred offering costs of approximately $450,000. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 7, 2021. On January 12, 2021, we consummated our Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,375,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, inclusive of approximately $9.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $7.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 18 months (or 24 months, as applicable) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation and the preparation for the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 11, 2020 (inception) through December 31, 2020, we had net loss of approximately $45,000, which consisted of general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $154,000 in our operating bank account. Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for our issuance of the founder shares, a loan of $300,000 from our Sponsor pursuant to a promissory note, and subsequent to December 31, 2020, the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans or extension loans, if any. To date, the Company had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RELATED PARTY TRANSACTIONS

Founder Shares

On February 28, 2020, our Sponsor paid an aggregate of $25,000 to cover certain expenses on our behalf in exchange for our issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On September 11, 2020, we effected a share capitalization resulting in an aggregate of 6,468,750 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. On December 10, 2020, our Sponsor transferred 25,000 Class B ordinary shares to each of the independent directors. On January 12, 2021, the Underwriters fully exercised the over-allotment option; thus, these Founder Shares are no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination and (B) subsequent to the Initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On February 28, 2020, our Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed $300,000 under the Note which was repaid upon the consummation of the Initial Public Offering in January 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we had no borrowings under the Working Capital Loans.

In order for the time available for us to consummate our Initial Business Combination to be extended, our Sponsor or our affiliates or designees, upon five business days advance notice prior to the expiration of the initial term, must deposit into the Trust Account approximately $2.6 million ($0.10 per Unit) on or prior to the expiration of the initial term. Any such payment would be made in the form of non-interest bearing loans (“Extension Loans”). If we complete our Initial Business Combination, we will, at the lender’s option, repay the Extension Loans out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete a Business Combination, we will repay the Extension Loans only from funds held outside of the Trust Account. Our Sponsor or our affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our Initial Business Combination.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services.

In addition, our Sponsor, officers and directors, or any of our respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers or directors, or our affiliates. Any such payments prior to an Initial Business Combination will be made from funds held outside the Trust Account.

Contractual Obligations

Registration and Shareholder Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans or extension loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans or extension loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On January 12, 2021, the Underwriters fully exercised the over-allotment option to purchase 3,375,000 Over-Allotment Units at the Initial Public Offering price less the underwriting discounts and commissions.

The Underwriters were entitled to an underwriting discount of $0.20 per unit, or $5.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $9.1 million in the aggregate will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

We continue to evaluate the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alok Oberoi	57	President, Co-Chief Executive Officer and Director
Suresh Vaswani	61	Co-Chief Executive Officer and Director
Hank Uberoi	60	Chairman of the Board and Director
Murtaza Moochhala	52	Chief Operating Officer and Chief Financial Officer
Brooks Entwistle	53	Director
Kirk Wagar	51	Director
Ben Druskin	52	Director

Alok Oberoi is the President, Co-Chief Executive Officer and a director of the company. Mr. Oberoi is a 30-year veteran investor in both private and public markets and across different capital structures, industry sectors and geographies. He has helped seed and build successful investment platforms after a long and successful career at Goldman Sachs, where he was a general partner. Mr. Oberoi’s transactional experience includes multiple buyouts and platform investments, including the formation of the Everise Group and subsequent buyout of C3, and the formation of the F&B Asia platform, IndoStar Capital Finance, and Cinnamon Care Capital platforms. He has led over 20 real estate transactions across senior/mezzanine debt and equity structures, together with minority investments in over 200 independent companies across the US, Europe, India and Southeast Asia.

Mr. Oberoi has been involved with Everstone since its inception in 2006 as a shareholder, a member of various investment committees and a member of various boards. Mr. Oberoi has played a key leadership role in originating and/or executing several private equity transactions, including investments in the ITES space including, amongst others, Everise, a leading global experience company that provides a full range of customer experience management services for corporates, Omega Healthcare, a global leading healthcare service provider and Excelity, an Asia-Pacific payroll services provider.

In 2001, Mr. Oberoi co-founded ACPI, an independent multi-family office and wealth management group based in London. Mr. Oberoi launched ACPI’s private investments division in 2006, which has executed transactions totaling over US$1 billion across various industries and geographies. As the chairman of ACPI, Mr. Oberoi helped the business grow to approximately US$3 billion before it was acquired by Union Bancaire Privée, UBP SA (UBP) in December 2018.

Prior to founding ACPI, Mr. Oberoi had a 14-year career with Goldman Sachs from 1987 to 2001 where he served as the co-chief operating officer of Global Private Client Services (New York) and the head of International Private Client Services. He became a general partner of the firm in 1996. Mr. Oberoi serves or has served on the board of directors of several public and private companies including IndoStar Capital Finance, a leading non-banking finance company based in Mumbai, India (NSE: INDOSTAR), F&B Asia, a Singapore-based food services and hospitality holding company, Cinnamon Care Capital, a healthcare investment company in UK and IndiaLends, an India-based online personal loan provider. Mr. Oberoi holds a M.B.A. and a B.S. from Cornell University.

We believe Mr. Oberoi’s significant leadership, finance and operational experience make him well qualified to serve as a member of the board of directors.

Suresh Vaswani is the Co-Chief Executive Officer and a director of the company. Mr. Vaswani has over three decades of experience at world leading IT companies, including Dell, IBM and Wipro. He has proven an ability to successfully execute transformational growth and profit enhancement initiatives, develop sustainable multibillion-dollar revenue streams, incubate and grow next generation IT businesses, establish long-term customer relationships and strategic partnerships, execute strategic acquisitions and divestitures, engineer successful turnarounds and build winning teams. Mr. Vaswani provides strategic and operational expertise as well as sits on the boards of Everstone’s portfolio companies spanning across Healthcare IT, Digital SaaS and Digital IT Services sectors, including, Omega Healthcare, Infostretch, Servion, Acqueon and Innoveo. He is a senior director at Everstone. He currently sits on the board of Vodafone Idea Limited, a large Indian telecom operator. In addition, Mr. Vaswani has made several venture investments in the tech sector as well as in tech-enabled businesses across various sectors including food, advertising, specialty marketplaces, logistics and supply chain and education.

Previously, Mr. Vaswani served as the president of Dell Services, a member of Dell’s executive leadership team and directly reported to Michael Dell. During his tenure at Dell Inc., Mr. Vaswani executed a transformation of Dell’s multibillion-dollar pure play services business, built strong differentiation with next generation service offerings and subsequently led a very successful sale to NTT Data, a global top 10 IT Services provider.

As a board member and co-chief executive officer of Wipro’s IT business, including throughout the financial crisis in 2008, Mr. Vaswani delivered industry leading revenue and profit growth. Mr. Vaswani held multiple executive management positions during his 26-year career at Wipro and incubated several businesses. He was instrumental to Wipro’s leadership and helped bring about strong differentiation for the company across multiple practices and service offerings. Mr. Vaswani drove strategic thought leadership by actively participating in multiple global leadership platforms such as World Economic Forum, NASSCOM Leadership Forums, Fortune 500 Forum, India Economic Summit and others.

At IBM’s GTS, the world’s largest IT Infrastructure Services provider, Mr. Vaswani led solutions, service delivery and transformation practices. He oversaw the chief technology office and security, regulatory and compliance at GTS. Mr. Vaswani holds a management degree from Indian Institute of Management Ahmedabad and an engineering degree from Indian Institute of Technology Kharagpur.

We believe Mr. Vaswani is well qualified to serve as a member of the board of directors based on his extensive experience in the technology sector, along with his broad leadership and operational experience.

Hank Uberoi is the Chairman of the Board of the company. Mr. Uberoi has over 30 years of leadership experiences across several complex, technology and regulatory centric businesses. At various points, he was the chief executive officer, executive chairman and a director of Earthport plc, a global cross-border payments platform that serves some on the largest global banks, money transfer and ecommerce companies in the world. Previously, Mr. Uberoi served as the chief operating officer at Citadel Investment Group where he led the operating and regulatory divisions and oversaw the global equities long/short business unit. He served on the management committee of the firm and was a core part of the management functions globally. Mr. Uberoi joined Citadel from Goldman Sachs, where he spent 14 years, and was a general partner of the firm and co-chief operating officer of the Technology Division. Mr. Uberoi was instrumental in conceiving and starting the technology “outsourcing” capability for Goldman Sachs in India and making it one of the first Wall Street firms to do so.

Mr. Uberoi has been a frequent speaker at conferences and industry forums globally and has been part of trade missions with the Prime Minister of the United Kingdom as well as the President of United States trade visit to India. He has also served as a senior advisor on infrastructure and technology to the governor of New Jersey. He has been an active investor across the spectrum, from seed stage to larger growth companies, both public and private. He was one of the first international members of the India Angel network which is now one of the largest Angel investing platforms in the world. Mr. Uberoi graduated from Williams College, Massachusetts with a B.S. in Physics and Computer Science.

We believe Mr. Uberoi is well qualified to serve as a member of the board of directors based on his extensive experience in the technology sector, along with his broad leadership and operational experience.

Murtaza Moochhala is the Chief Operating Officer and Chief Financial Officer of the company. He is the founder and a managing partner of MSZ Capital since 2018, where he serves as an advisor and board member of technology-enabled service businesses. Since 2001, Mr. Moochhala has focused on the technology-enabled service sector in roles such as investment banker, private equity investor and board member. During this time, he has evaluated hundreds of companies with varying business models for investment purposes and has a deep network of relationships with operating management and financial intermediaries in the services sector.

From 2013 to 2018, Mr. Moochhala was a managing director at The Rohatyn Group. Prior to that, he was at CVCI Private Equity from 2005 to 2013, where he was a partner. From 2005 to 2018, Mr. Moochhala was exclusively focused on investing in IT Services and Business Process Outsourcing companies and was involved in transactions totaling approximately US$1 billion of invested equity. Mr. Moochhala was involved in multiple acquisitions of IT Services and BPO solutions providers, including Keane International, Ness Technologies, Receivable Management Services, SourceHov and iQor Holdings. He was on the boards of Ness Technologies, Receivable Management Services, SourceHov and iQor Holdings, and is currently on the board of Astreya. From 2002 to 2004, he was a vice president at Caxton-Iseman Capital, a private equity firm. From 1996 to 2002, he was in the investment banking division at Goldman Sachs. From 2001 to 2002, he was the head of the US IT Services sector in the Technology Group with coverage responsibilities of the large diversified IT service companies, Indian offshore service companies and US system integration companies and was involved in initial public offerings, secondary public equity offerings and mergers and acquisitions transactions. He holds a B.A. from Dartmouth College and an MBA from The University of Chicago Booth School of Business.

Brooks Entwistle is a Director of the company. Until July 2020, Mr. Entwistle served as the Chief Business Officer International for Uber, where he was responsible for business development and relationships across Asia Pacific, EMEA and Latin America. He joined Uber in early 2017 and also served as regional general manager for Asia Pacific. Mr. Entwistle was the executive on the ground in Asia who led the sale of Uber’s Southeast Asia operations to Grab in March of 2018. Previously, Mr. Entwistle served as the chief executive officer of Everstone Capital from 2014 to 2016, focusing on fundraising, firm-wide management and deal sourcing and then as a senior director from 2016 to 2017. He subsequently transitioned to an advisory role at Everstone.

Prior to joining Everstone, Mr. Entwistle was a partner at Goldman Sachs where he spent 22 years in various capacities, including 15 years based in Asia. He was the chairman of Goldman Sachs Southeast Asia as well as Chief Executive Officer of Goldman Sachs Singapore. Prior to that, he spent five years in Mumbai, India as the chief executive officer and founder of Goldman Sachs India where he was responsible for leading and expanding the firm across all divisions. Mr. Entwistle also was the founder and co-head of Goldman Sachs Asia’s High Technology Group, based in Hong Kong. In this role, he founded and was a lead banker for the firm’s India and Asia IT and ITES practice. Earlier in his career, Mr. Entwistle served as a District Electoral Supervisor with the United Nations Transitional Authority in Cambodia (UNTAC) and also worked with McKinsey & Co. Mr. Entwistle currently sits on the boards of F&B Asia Pte. Ltd, The Aspen Institute, EmancipAction, The John Sloan Dickey Center at Dartmouth College and Young Life. Mr. Entwistle holds a bachelor’s degree from Dartmouth College and a master’s degree in Business Administration from Harvard Business School.

We believe Mr. Entwistle is well qualified to serve as a member of the board of directors based on his broad leadership and operational experience.

Kirk Wagar is a Director of the company. Mr. Wagar is the chair of Wagar Global Advisors (WGA), which is based in Singapore and Miami. WGA utilizes decades of experience at the intersection of public policy and business to solve complex problems for clients across the Asia-Pacific region and throughout the Western Hemisphere.

Prior to founding WGA in 2017, Mr. Wagar has served as the United States Ambassador to the Republic of Singapore from September 2013 to 2017. Prior to his Ambassadorship, Mr. Wagar served on the Export-Import Bank Advisory Committee from 2011 to 2012 and served on its Sub-Saharan Africa Advisory Committee in 2010. In 1998, he founded Wagar Law, P.A., a commercial litigation firm that focused on complex commercial and insurance matters. Mr. Wagar has also served on the boards of several trial lawyer organizations, including the American Association for Justice, the Florida Justice Association and the Miami-Dade Justice Association. Mr. Wagar is currently a Distinguished Fellow of the Atlantic Council’s Asia Security Initiative, a member of the board of directors of the East West Center and a member of the Investment Committee of MUSEL, a private real estate investment trust based in Singapore that operates throughout North America and Europe. He is currently a senior adviser to several private equity funds based in New York and Singapore, a venture capital fund based in Singapore and Columbia and one of the largest Canadian pension funds. Long active in American politics for over 30 years, Mr. Wagar served as President Obama’s Florida Finance Chairman from January 2007 through the President’s reelection in 2012, and as Senator John Kerry’s Florida Finance Chair of the Democratic National Committee in 2004. Mr. Wagar previously served as the chairman of the board for A-Star Education Holding and a member of L Catterton Asia Fund’s strategic advisory board. He earned a J.D. at the University of Miami in 1993 and a B.A. in History and Political Science from Roberts Wesleyan College in 1990.

We believe Mr. Wagar is well qualified to serve as a member of the board of directors based on his broad leadership and operational experience.

Ben Druskin is a Director of the company. Mr. Druskin retired from Citigroup in May 2017. From 2014 until his retirement, Mr. Druskin served as the Chairman of the Global Technology, Media and Telecom Investment Banking Group. Prior to becoming Chairman, Mr. Druskin was the co-head of the Global Technology, Media and Telecom Investment Banking Group. Prior to being co-head, Mr. Druskin ran the East Coast Technology Group and the Global Services Team. Mr. Druskin serves as a member of the board of directors of Zensar Technologies and Endava. Mr. Druskin holds a B.A. in Economics from Rutgers College and an M.B.A. in Finance from The Stern School of Business at New York University.

We believe Mr. Druskin is well qualified to serve as a member of the board of directors based on his broad leadership and operational experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Hank Uberoi and Brooks Entwistle, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ben Druskin and Kirk Wagar, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Suresh Vaswani and Alok Oberoi, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more of the chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Hank Uberoi, Kirk Wagar, Brooks Entwistle, and Ben Druskin are “independent directors” as defined in Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Brooks Entwistle, Kirk Wagar and Ben Druskin serve as members of our audit committee. Our board of directors has determined that each of Brooks Entwistle, Kirk Wagar and Ben Druskin are independent under Nasdaq listing standards and applicable SEC rules. Brooks Entwistle serves as the Chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Brooks Entwistle qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee. The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Hank Uberoi, Kirk Wagar, Brooks Entwistle and Ben Druskin, and Hank Uberoi serves as chairman of the nominating committee. Under Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Hank Uberoi, Kirk Wagar, Brooks Entwistle and Ben Druskin are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Ben Druskin, Hank Uberoi and Brooks Entwistle, and Ben Druskin serves as chairman of the compensation committee.

Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Ben Druskin, Hank Uberoi and Brooks Entwistle are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President, Chief Financial Officer and Chief Operating Officer, evaluating our President’s, Chief Financial Officer’s and Chief Operating Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Operating Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 24 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors owns ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, since the consummation of our initial public offering, we intend to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Item 11.	Executive Compensation

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services from us. Mr. Uberoi, Mr. Oberoi, Mr. Vaswani and Mr. Moochhala, in their capacities as the chairman of the board, the president and Co-CEO, the Co-CEO, and the COO and CFO of the Company, respectively, have been awarded incentive equity in the form of a profits interest in the Sponsor. In addition, Mr. Moochhala, in his capacity as the COO and CFO of the Company, also receives cash payments from the Sponsor. Since the consummation of our initial business combination and until our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,875,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,468,750 Class B ordinary shares outstanding as of March 22, 2021. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Global Synergy LLC (our sponsor)	6,368,750	(2)	98.5%	—	—
Alok Oberoi	—	(3)	—	—	—
Suresh Vaswani	—	(3)	—	—	—
Hank Uberoi	25,000	(3)	*	—	—
Kirk Wagar	25,000		*	—	—
Brooks Entwistle	25,000	(3)	*	—	—
Ben Druskin	25,000	(3)	*	—	—
Murtaza Moochhala	—	(3)	—	—	—
All officers and directors as a group	6,468,750		100%	—	—
Empyrean Capital Overseas Master Fund, Ltd.(4)	—		—	1,320,459	5.1%
Citadel Advisors LLC(5)	—		—	1,200,000	4.6%
Citadel Securities LLC(5)	—		—	116,503	0.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 540 Madison Avenue, 17th Floor, New York, NY 10022, USA.

(2)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by the Everstone Group.

(3)	Does not include any shares indirectly owned by this individual as a result of his membership interest in our sponsor.

(4)	The address of Empyrean Capital Overseas Master Fund, Ltd. is 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. Based on a Schedule 13G filed on January 13, 2021(the “Empyrean 13G”). According to the Empyrean 13G, Empyrean Capital Overseas Master Fund, Ltd., a Cayman Islands exempted company (“ECOMF”) is the direct owner of such Class A ordinary shares. Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, serves as investment manager to ECOMF with respect to the Class A ordinary shares directly owned by ECOMF and therefore has beneficial ownership of such Class A ordinary shares. Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP and therefore Mr. Meron has beneficial ownership of the Class A Ordinary Shares directly owned by ECOMF.

(5)	The address of Citadel Advisors LLC and Citadel Securities LLC is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603. Based on a Schedule 13G filed on January 22, 2021 (the “Citadel 13G”). Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for Citadel Equity Fund Ltd., a Cayman Islands company (“CEFL”), and Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”) who are collectively the direct owners of 1,200,000 Class A ordinary shares. Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors and therefore has beneficial ownership of Class A ordinary shares directly held by CEFL and CM. Citadel GP LLC (“CGP”) is the general partner of CAH and therefore has beneficial ownership of Class A ordinary shares directly held by CEFL and CM. Citadel Securities LLC (“Citadel Securities”) is the direct owner of 116,503 Class A ordinary shares. CALC IV LP (“CALC4”) is the non-member manager of Citadel Securities and therefore has beneficial ownership of Class A ordinary shares directly held by Citadel Securities. Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4 and therefore has beneficial ownership of Class A ordinary shares directly held by Citadel Securities. Mr. Kenneth Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP and therefore Mr. Griffin has beneficial ownership of the Class A ordinary shares directly owned by CEFL, CM and Citadel Securities.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On February 28, 2020, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On September 11, 2020, we effected a share capitalization resulting in our sponsor holding 6,468,750 Class B ordinary shares. On December 10, 2020, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Pursuant to a written agreement, our sponsor has purchased an aggregate of 7,600,000 private placement warrants for a purchase price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in this transaction is valued at $7,600,000. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

As more fully discussed in the section of this Report entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 540 Madison Avenue, 17th Floor, New York, NY 10022. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

If we anticipate that we may not be able to consummate our initial business combination within 18 months, and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate an initial business combination shall be extended for an additional six months, for a total of 24 months to complete an initial business combination. This will occur as long as our sponsor or its affiliates or designees, on or prior to the expiration date of the initial term, deposits into the trust account $2,587,500 ($0.10 per unit). Any such payment would be made in the form of a non-interest bearing loan. If we complete our initial business combination, we will, at the option of the lender, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete an initial business combination, we will repay such loans only from funds held outside of the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans and extension loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

ITEM 14.	Principal Accounting Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from February 11, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering and the preparation of this Form 10-K, totaled $66,435.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from February 11, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to PFIC analysis, tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from February 11, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from February 11, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our management. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement, dated January 7, 2021, between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement, dated January 7, 2021, between the Company and Global Synergy LLC.(1)

10.2	Investment Management Trust Account Agreement, dated January 7, 2021 between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement, dated January 7, 2021, among the Company, Global Synergy LLC and the other Holders party thereto.(1)

10.4	Letter Agreement, dated January 7, 2021, among the Company, and Global Synergy LLC and each director and executive officer of the Company.(1)

10.5	Administrative Services Agreement. dated January 7, 2021, between the Company and Global Synergy LLC.(1)

10.6	Form of Indemnity Agreement.(2)

31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2021.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on December 30, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

GLOBAL SYNERGY ACQUISITION CORP.

/s/ Alok Oberoi
Name:	Alok Oberoi
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alok Oberoi	President and Co-Chief Executive Officer and Director	March 30, 2021
Alok Oberoi	(Principal Executive Officer)

/s/ Suresh Vaswani	Co-Chief Executive Officer and Director	March 30, 2021
Suresh Vaswani

/s/ Hank Uberoi	Chairman of the Board	March 30, 2021
Hank Uberoi

/s/ Brooks Entwistle	Director	March 30, 2021
Brooks Entwistle

/s/ Kirk Wagar	Director	March 30, 2021
Kirk Wagar

/s/ Murtaza Moochhala	Chief Financial Officer and Chief Operating Officer	March 30, 2021
Murtaza Moochhala	(Principal Financial and Accounting Officer)

/s/ Ben Druskin	Director	March 30, 2021
Ben Druskin

GLOBAL SYNERGY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of

Global Synergy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Global Synergy Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholder’s equity and cash flows for the period from February 11, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 11, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

GLOBAL SYNERGY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

Assets
Current assets:
Cash	$154,233
Total current assets	154,233
Deferred offering costs associated with initial public offering	449,898
Total Assets	$604,131

Liabilities and Shareholder’s Deficit
Current liabilities:
Accounts payable	$14,631
Accrued expenses	309,280
Note payable - related party	300,000
Total current liabilities	623,911

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)(2)	647
Additional paid-in capital	24,353
Accumulated deficit	(44,780)
Total shareholder’s deficit	(19,780)
Total Liabilities and Shareholder’s Deficit	$604,131

(1)	This number includes up to 843,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters exercised the over-allotment option, in full; thus these shares are no longer subject to forfeiture (see Note 7).

(2)	On September 11, 2020, the Company effected a share capitalization resulting in an aggregate of 6,468,750 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$44,780
Net loss	$(44,780)

Weighted average shares outstanding, basic and diluted (1)(2)	5,625,000

Basic and diluted net loss per share	$(0.01)

(1)	This number excludes an aggregate of up to 843,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters exercised the over-allotment option, in full; thus these shares are no longer subject to forfeiture (see Note 7).
(2)	On September 11, 2020, the Company effected a share capitalization resulting in an aggregate of 6,468,750 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor (1)(2)	-	-	6,468,750	647	24,353	-	25,000

Net loss	-	-	-	-	-	(44,780)	(44,780)

Balance - December 31, 2020	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)

(1)	This number includes up to 843,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters exercised the over-allotment option, in full; thus these shares are no longer subject to forfeiture (see Note 7).
(2)	On September 11, 2020, the Company effected a share capitalization resulting in an aggregate of 6,468,750 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(44,780)
Changes in operating liabilities:
Accrued expenses	10,085
Accounts payable	10,631
Net cash used in operating activities	(24,064)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	300,000
Deferred offering costs paid	(121,703)
Net cash provided by financing activities	178,297

Net increase in cash	154,233
Cash - beginning of the period	-
Cash - end of the period	$154,233

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accounts payable	$4,000
Deferred offering costs included in accrued expenses	$299,195

The accompanying notes are an integral part of these financial statements.

NOTE 1—DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Global Synergy Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on February 11, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Global Synergy LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,375,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, of which approximately $9.1 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.6 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Accordingly, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers, and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months (or 24 months, as applicable) from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months (or 24 months, as applicable) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Company may, by resolution of the board, extend the period of time to consummate a Business Combination by an additional six months (for a total of 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out in Note 6.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity

As of December 31, 2020, the Company had approximately $154,000 in its operating bank account, and a working capital deficit of approximately $470,000.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” as of December 31, 2020, the Company did not have sufficient liquidity to meet its current obligations. However, the Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds of approximately $2.4 million from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). To date, the Company had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on the account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements”, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that have been charged to shareholder’s equity upon the completion of the Initial Public Offering.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares at December 31, 2020 were reduced for the effect of an aggregate of 843,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

On January 12, 2021, the Company consummated its Initial Public Offering of 25,875,000 Units, including 3,375,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, of which approximately $9.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.6 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 7 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

On February 28, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On September 11, 2020, the Company effected a share capitalization resulting in an aggregate of 6,468,750 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. On December 10, 2020, the Sponsor transferred 25,000 Class B ordinary shares to each of the independent directors. The Sponsor agreed to forfeit up to an aggregate of 843,750 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the Underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the Underwriters fully exercised the over-allotment option; thus, these Founder Shares are no longer subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination and (B) subsequent to the Initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On February 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. At December 31, 2020, the Company borrowed $300,000 under the Note which was repaid upon the consummation of the Initial Public Offering in January 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

In order for the time available for the Company to consummate its Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the expiration of the initial term, must deposit into the Trust Account approximately $2.6 million ($0.10 per Unit) on or prior to the expiration of the initial term. Any such payment would be made in the form of non-interest bearing loans (“Extension Loans”). If the Company complete its Initial Business Combination, the Company will, at the lender’s option, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account. The Sponsor or its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Initial Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an Initial Business Combination will be made from funds held outside the Trust Account.

Note 6—Commitments & Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or extension loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the date of the final prospectus to purchase up to 3,375,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On January 12, 2021, the Underwriters fully exercised the over-allotment option.

The Underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.2 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $9.1 million in the aggregate will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7—SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 28, 2020, the Company issued 6,468,750 Class B ordinary shares to the Sponsor, which amounts have been adjusted to reflect the share capitalization as discussed in Note 5. Of the 6,468,750 Class B ordinary shares outstanding, up to 843,750 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the Underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the Underwriters fully exercised the over-allotment option; thus, these 843,750 Class B ordinary shares are no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans or extension loans, if any. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted above regarding the transactions surrounding the initial public offering, that would have required adjustment or disclosure in the financial statements.