Form 10-Q
period 2021-03-31
Global Synergy Acquisition Corp.
filed 2021-06-02
CIK 1823707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to______________

Global Synergy Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39861	98-1556581
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

540 Madison Avenue, 17th Floor New York, NY	10022
(Address Of Principal Executive Offices)	(Zip Code)

(917) 576-8659

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL SYNERGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2021 and for the period from February 11, 2020 (inception) through March 31, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and for the period from February 11, 2020 (inception) through March 31, 2020	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2021 and for the period from February 11, 2020 (inception) through March 31, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL SYNERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,108,565	$154,233
Prepaid expenses	644,379	-
Total current assets	1,752,944	154,233
Deferred offering costs associated with initial public offering	-	449,898
Investments held in Trust Account	258,791,263	-
Total Assets	$260,544,207	$604,131

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$66,635	$14,631
Accrued expenses	120,629	309,280
Note payable - related party	-	300,000
Total current liabilities	187,264	623,911
Derivative warrant liabilities	10,679,500
Deferred underwriting commissions	9,056,250	-
Total liabilities	19,923,014	623,911
	.
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 23,562,119 shares subject to possible redemption at $10.00 per share	235,621,190	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,312,881 shares issued and outstanding (excluding 23,562,119 shares subject to possible redemption) at March 31, 2021	231	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 6,468,750 shares issued and outstanding (1)	647	647
Additional paid-in capital	-	24,353
Retained earnings (accumulated deficit)	4,999,125	(44,780)
Total shareholders’ equity	5,000,003	(19,780)
Total Liabilities and Shareholders’ Equity	$260,544,207	$604,131

(1)	At December 31, 2021, this number included up to 843,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. On January 12, 2021, the underwriters exercised the over-allotment option, in full; thus these shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2021	For the Period from February 11, 2020 (inception) through March 31, 2020

General and administrative expenses	$234,796	$12,137
Total Operating expenses	(234,796)	(12,137)

Other income (expense)
Change in fair value of derivative warrant liabilities	9,858,000	-
Financing cost - derivative warrant liabilities	(758,000)	-
Investment income on Trust Account	41,263	-
Net income (loss) attributable to ordinary shareholders	$8,906,467	$(12,137)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	25,875,000	-

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$-	$-

Basic and diluted weighted average ordinary shares outstanding, Class B ordinary shares (1)	6,365,625	5,625,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$1.39	$-

(1)	At December 31, 2020, this number excluded 843,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters exercised the over-allotment option, in full; thus the shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2021
	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B (1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - January 1, 2021	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)
Sale of units in initial public offering, less fair value of public warrants	25,875,000	2,588	-	-	245,809,912	-	245,812,500
Offering costs	-	-	-	-	(14,077,995)	-	(14,077,995)
Shares subject to possible redemption	(23,562,119)	(2,357)	-	-	(231,756,270)	(3,862,562)	(235,621,189)
Net income	-	-	-	-	-	8,906,467	8,906,467
Balance - March 31, 2021 (unaudited)	2,312,881	$231	6,468,750	$647	$-	$4,999,125	$5,000,003

	For the Period From February 11, 2020 (Inception) Through March 31, 2020
	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - February 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(12,137)	(12,137)
Balance - March 31, 2020	-	$-	6,468,750	$647	$24,353	$(12,137)	$12,863

(1)	This number included up to 843,750 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. On January 12, 2021, the underwriters exercised the over-allotment option, in full; thus these shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2021	For the Period from February 11, 2020 (inception) Through March 31, 2020
Cash Flows from Operating Activities:
Net income	$8,906,467	$(12,137)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on Trust Account	(41,263)
Change in the fair value of derivative warrant liabilities	(9,858,000)
Financing cost - derivative warrant liabilities	758,000
Changes in operating assets and liabilities:
Prepaid expenses	(644,379)
Accounts payable	56,004	12,137
Accrued expenses	15,544
Net cash used in operating activities	(807,627)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(258,750,000)	-

Net cash used in investing activities	(258,750,000)

Cash Flows from Financing Activities:

Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	258,750,000
Proceeds received from private placement	7,600,000
Offering costs paid	(5,538,041)
Net cash provided by financing activities	260,511,959	-

Net increase in cash	954,332	-

Cash - beginning of the period	154,233	-
Cash - end of the period	$1,108,565	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$95,000	$-
Deferred underwriting commissions	$9,056,250	$-
Initial value of Class A ordinary shares subject to possible redemption	$225,939,210	$-
Change in value of Class A ordinary shares subject to possible redemption	$9,681,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations and Basis of Presentation

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Accordingly, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

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

If the Company is unable to complete a Business Combination within 18 months (or 24 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on January 19, 2021 and January 11, 2021, respectively.

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (“Warrants”) as presented in its audited balance sheet as of January 12, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to ASC 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, (“Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction resulted in a $20.5 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item, as well as an increase in additional paid-in capital of $0.8 million and a decrease in accumulated deficit of $0.8 million as of January 12, 2021. There would have been no change to total shareholders’ equity as reported.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.6 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 12,937,500 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,600,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants have been estimated by reference to the trading price of the Public Warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering on January 12, 2021.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, respectively, 23,562,119 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,537,500 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per ordinary share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $41,000 for the period from January 1, 2021 to March 31, 2021 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss) of approximately $8.9 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 7 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Note 5 — Related Party Transactions

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

Related Party Loans

On February 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. At December 31, 2020, the Company had outstanding borrowings of $300,000 under the Note which was repaid upon the consummation of the Initial Public Offering in January 2021. There was no amount outstanding at March 31, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company has had no borrowings under the Working Capital Loans.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order for the time available for the Company to consummate its Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five (5) business days advance notice prior to the expiration of the initial term, must deposit into the Trust Account approximately $2.6 million ($0.10 per Unit) on or prior to the expiration of the initial term. Any such payment would be made in the form of non-interest bearing loans (“Extension Loans”). If the Company complete its Initial Business Combination, the Company will, at the lender’s option, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account. The Sponsor or its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Initial Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. The Company incurred approximately $26,000 of such expenses in the three month period ending March 31, 2021, included in general and administrative expenses on the unaudited condensed statement of operations. The amount has been included as an accrued expense on the unaudited condensed balance sheet as of March 31, 2021.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s affiliates. Any such payments prior to an Initial Business Combination will be made from funds held outside the Trust Account.

Note 6 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 —Warrants

As of March 31, 2021, the Company had 12,937,500 Public Warrants and 7,600,000 Private Warrants outstanding. As of December 31, 2020, the Company had no Public Warrants and no Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 2,312,881 Class A ordinary shares issued or outstanding, excluding 23,562,119 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$258,791,263	-	-
Liabilities:
Derivative warrant liabilities	$6,727,500	$3,952,000

There were no assets and liabilities measured at fair value on a recurring basis at December 31, 2020. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, and the fair value of the Private Warrants were transferred to Level 2 measurement in March 2021 when the Public Warrants were separately listed and traded.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated by reference to the listing price of the Public Warrants at each measurement date, a Level 2 measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For the three months ended March 31, 2021, the Company recognized income to the statement of operations resulting from a decrease in the fair value of liabilities of $9.9 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on the implied volatility of comparable SPAC’s public warrants. The risk-free interest rate is based on the U.S. Treasury constant maturity rate on the issuance date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

At issuance
Volatility	25.0%
Stock price	$9.30
Years to expected Business Combination	0.75
Risk-free rate - to expected Business Combination and expiration	0.1%-0.70%
Dividend yield	0.0%

The change in the fair value of derivative warrant liabilities measured with Level 3 inputs for the three-month period ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	20,537,500
Transfer of Public Warrants out of Level 3 to Level 1	(12,937,500)
Transfer of Private Warrants out of Level 3 to Level 2	(7,600,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$-

Note 10 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Global Synergy Acquisition Corp.,” “Global Synergy,” “our,” “us” or “we” refer to Global Synergy Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 11, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Global Synergy LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, we consummated the Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,375,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, of which approximately $9.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the Initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 18 months (or 24 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.6 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, we had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for the purpose of paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, the search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $8,906,000, which consisted of approximately $9.9 million in change in fair value of derivative warrant liabilities and approximately $41,000 in investment income on the Trust Account, partly offset by approximately $758,000 for financing costs associated with the warrants and $235,000 in general and administrative expenses including approximately $26,000 for related party administrative fees.

For the period from February 11, 2020 (inception) through March 31, 2020 we solely incurred legal and administrative fees of approximately $12,000.

Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or extension loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the final prospectus to purchase up to 3,375,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On January 12, 2021, the Underwriters fully exercised the over-allotment option.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 23,562,119 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,537,500 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $41,000 for the three-month period from January 1, 2021 to March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss) of approximately $8.9 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 12,937,500 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,600,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants have been estimated by reference to the trading price of the Public Warrants.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the Form 10-K filed with the SEC on March 30, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the January 12, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on January 19, 2021. Based on the guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the warrants in this Quarterly Report on Form 10-Q. The effect has been discussed in the Notes to unaudited condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

In connection with the reassessment of our January 12, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the errors identified in Note 1 — Basis of Presentation, included in Part 1, Item 1 of this Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 30, 2021, except for the below risk factors. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in Trust Account such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the SEC issued the SEC Statement. In the SEC Statement, the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Statement, we reevaluated the accounting treatment of our 12,937,500 Public Warrants and 7,600,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.6 million.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $258,750,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $5.2 million in the aggregate in underwriting discounts related to the Initial Public Offering. In addition, the underwriters agreed to defer $9.1 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 2, 2021	GLOBAL SYNERGY ACQUISITION CORP.

	By:	/s/ Alok Oberoi
	Name:	Alok Oberoi
	Title:	President, Co-Chief Executive Officer and Director

