Form 10-Q
period 2021-06-30
Global Synergy Acquisition Corp.
filed 2021-08-16
CIK 1823707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL SYNERGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the Three Months Ended June 30, 2020 and the Period from February 11, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three and Six months Ended June 30, 2021 and for the Three Months Ended June 30, 2020 and for the Period from February 11, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from February 11, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLOBAL SYNERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash	$929,909	$154,233
Prepaid expenses	541,355	-
Total current assets	1,471,264	154,233
Deferred offering costs associated with initial public offering	-	449,898
Investments held in Trust Account	258,798,193
Total Assets	$260,269,457	$604,131

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$-	$14,631
Accrued expenses	283,811	309,280
Note payable - related party	-	300,000
Total current liabilities	283,811	623,911
Derviative warrant liabilities	16,224,630	-
Deferred underwriting commissions	9,056,250	-
Total liabilities	25,564,691	623,911
	.
Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 22,970,476 shares subject to possible redemption at $10.00 per share	229,704,760	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,904,524 shares issued and outstanding (excluding 22,970,476 shares subject to possible redemption)	290	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	2,053,808	24,353
Retained earnings (accumulated deficit)	2,945,261	(44,780)
Total shareholders’ equity	5,000,006	(19,780)
Total Liabilities and Shareholders’ Equity	$260,269,457	$604,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period From February 11, 2020 (Inception) Through June 30,
	2021	2020	2021	2020
General and administrative expenses	$378,227	$1,697	$613,023	$13,834
Loss from operations	(378,227)	(1,697)	(613,023)	(13,834)

Other income (expense)
Change in fair value of derivative warrant liabilities	(5,545,130)	-	4,312,870	-
Financing cost - derivative warrant liabilities	-	-	(758,000)	-
Investment Income on Trust Account	6,931	-	48,194	-
Net income (loss)	$(5,916,426)	$(1,697)	$2,990,041	$(13,834)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares subject to possible redemption	25,875,000	-	25,875,000	-

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares subject to possible redemption	$0.00	$-	$0.00	$-

Basic and diluted weighted average ordinary shares outstanding, Class B non-redeemable ordinary shares	6,468,750	5,625,000	6,417,472	5,625,000

Basic net income (loss) per ordinary share, Class B non-redeemable ordinary shares	$(0.92)	$(0.00)	$0.46	$(0.00)

Diluted weighted average ordinary shares outstanding, Class B non-redeemable ordinary shares	6,468,750	5,625,000	6,468,750	5,625,000

Diluted net income (loss) per ordinary share, Class B non-redeemable ordinary shares	$(0.92)	$(0.00)	$0.45	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2020	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)
Sale of units in initial public offering, net of fair value of derivatives	25,875,000	2,588	-	-	245,809,912	-	245,812,500
Offering costs	-	-	-	-	(14,077,995)	-	(14,077,995)
Shares subject to possible redemption	(23,562,119)	(2,357)	-	-	(231,756,270)	(3,862,562)	(235,621,189)
Net income	-	-	-	-	-	8,906,467	8,906,467
Balance - March 31, 2021	2,312,881	231	6,468,750	647	0	4,999,125	5,000,003
Shares subject to possible redemption	591,643	59	-	-	2,053,808	3,862,562	5,916,429
Net loss	-	-	-	-	-	(5,916,426)	(5,916,426)
Balance - June 30, 2021	2,904,524	$290	6,468,750	$647	$2,053,808	$2,945,261	$5,000,006

For the Three Months Ended June 30, 2020, and for the Period February 11, 2020 (inception) through June 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(12,137)	(12,137)
Balance - March 31, 2020	-	-	6,468,750	647	24,353	(12,137)	12,863
Net loss	-	-	-	-	-	(1,697)	(1,697)
Balance - June 30, 2020	-	-	6,468,750	647	24,353	(13,834)	11,166

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For the Period from February 11, 2020 (inception) Through June 30, 2020

Cash Flows from Operating Activities:
Net income	$2,990,041	$(13,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income on Trust Account	(48,194)	-
Change in the fair value of derivative liabilities	(4,312,870)	-
Financing cost - derivative warrant liabilities	758,000	-

Changes in operating assets and liabilities:
Prepaid expenses	(541,355)	-
Accounts payable	(10,630)	12,809
Accrued expenses	203,726	1,025
Net cash used in operating activities	(961,282)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(258,750,000)	-
Net cash used in investing activities	(258,750,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(300,000)	-
Proceeds received from initial public offering, gross	258,750,000	-
Proceeds received from private placement	7,600,000	-
Offering costs paid	(5,563,042)
Net cash provided by financing activities	260,486,958	-

Net increase in cash	775,676	-

Cash - beginning of the period	154,233	-
Cash - end of the period	$929,909	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$70,000	$-
Deferred underwriting commissions	$9,056,250	$-
Initial value of Class A ordinary shares subject to possible redemption	$225,939,210	$-
Change in value of Class A ordinary shares subject to possible redemption	$3,765,550	$-

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC (collectively, the “Underwriters”) (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Accordingly, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and the final prospectus filed by the Company with the SEC on March 30, 2021 and January 11, 2021, respectively.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $929,000 in its operating bank account, respectively, as well as working capital of approximately $1.2 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering on January 12, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, respectively, 22,970,476 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A redeemable ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods. Class B non-redeemable ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the exercise price of the warrants is in excess of the average ordinary share price for the period and as such, would not be exercised.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A redeemable ordinary shares
Numerator: Income allocable to Class A redeemable ordinary shares
Income from investments held in Trust Account	$6,931	$48,194
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable	$6,931	$48,194
Denominator: Weighted average Class A redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	25,875,000	25,875,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Class B non-redeemable ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A redeemable ordinary shares
Net income (loss)	$(5,916,426)	$2,990,041
Net income allocable to Class A redeemable ordinary shares	(6,931)	(48,194)
Net income (loss) attributable	$(5,923,357)	$2,941,847
Denominator: weighted average Class B non-redeemable ordinary shares - Basic
Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	6,468,750	6,417,472
Basic net loss per share, Class B non-redeemable ordinary shares	$(0.92)	$0.46
Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	6,468,750	6,468,750
Diluted net loss per share, Class B non-redeemable ordinary shares	$(0.92)	$0.45

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On February 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. At December 31, 2020, the Company had outstanding borrowings of $300,000 under the Note which was repaid upon the consummation of the Initial Public Offering in January 2021. There was no amount outstanding at June 30, 2021 and December 31, 2020.

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

In order for the time available for the Company to consummate its Initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five (5) business days advance notice prior to the expiration of the initial term, must deposit into the Trust Account approximately $2.6 million ($0.10 per Unit) on or prior to the expiration of the initial term. Any such payment would be made in the form of non-interest bearing loans (“Extension Loans”). If the Company completes its Initial Business Combination, the Company will, at the lender’s option, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account. The Sponsor or its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Initial Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $56,000 of such expenses in the three and six-month period ending June 30, 2021, included in general and administrative expenses on the unaudited condensed statement of operations, respectively of which $56,000 has been included as an accrued expense on the unaudited condensed balance sheet as of June 30, 2021.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 —Warrants

As of June 30, 2021, the Company had 12,937,500 Public Warrants and 7,600,000 Private Warrants outstanding. As of December 31, 2020, the Company had no Public Warrants and no Private Warrants outstanding.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,904,524 Class A ordinary shares issued or outstanding, excluding 22,970,476 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$258,798,193	$-	$-
Liabilities:
Derivative warrant liabilities	$10,220,630	$6,004,000	$-

There were no assets and liabilities measured at fair value on a recurring basis at December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants were transferred from a Level 3 measurement to a Level 1 fair value measurement, and the fair value of the Private Warrants were transferred to a Level 2 measurement in March 2021 when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the listing price of the Public Warrants at each measurement date, a Level 2 measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For the three months ended June 30, 2021, the Company recognized a loss of approximately $5.5 million resulting from an increase in the fair value of derivative warrant liabilities, presented as change in the fair value of derivative warrant liabilities on the condensed statement of operations. In the six months ended, the Company recognized income of approximately $4.3 million resulting from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The change in the fair value of derivative warrant liabilities measured with Level 3 inputs for the three and six-month period ended June 30, 2021 is summarized as follows:

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $929,000 in our operating bank account and working capital of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, we have no borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, the search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $5.9 million, which consisted of approximately $7,000 in investment income on the Trust Account, partly offset by approximately $5.5 million in change in fair value of derivative warrant liabilities, $378,000 in general and administrative expenses including approximately $30,000 for related party administrative fees.

For the six months ended June 30, 2021, we had net income of approximately $3.0 million, which consisted of approximately $48,000 in investment income on the Trust Account, and approximately $4.3 million in change in fair value of derivative warrant liabilities, partially offset by $758,000 for financing costs associated with the warrants and $613,000 in general and administrative expenses including approximately $56,000 for related party administrative fees.

For the three months ended June 30, 2020 and the period from February 11, 2020 (inception) through June 30, 2020 for we had a net loss of approximately $2,000 and $14,000, respectively, solely related to legal and administrative fees.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 22,970,476 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) per Ordinary Share

Our condensed statements of operations include a presentation of net income (loss) per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the exercise price of the warrants is in excess of the average ordinary share price for the period and as such, would not be exercised.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021 and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 and our Annual Report on Form 10-K filed with the SEC on March 30, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 7,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.6 million.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	GLOBAL SYNERGY ACQUISITION CORP.

	By:	/s/ Alok Oberoi
	Name:	Alok Oberoi
	Title:	President, Co-Chief Executive Officer and Director