Form 10-Q
period 2021-09-30
Global Synergy Acquisition Corp.
filed 2021-11-15
CIK 1823707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GLOBAL SYNERGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021, and 2020, and for the Nine Months Ended September 30, 2021, and the Period from February 11, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2021, and for the Period from February 11, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from February 11, 2020 (inception) through September 30, 2020,	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLOBAL SYNERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)

Assets
Current assets:
Cash	$929,634	$154,233
Prepaid expenses	394,767	-
Total current assets	1,324,401	154,233
Deferred offering costs associated with initial public offering	-	449,898
Investments held in Trust Account	258,801,523
Total Assets	$260,125,924	$604,131

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$31,564	$14,631
Accrued expenses	484,533	309,280
Note payable - related party	-	300,000
Total current liabilities	516,097	623,911
Derivative warrant liabilities	11,501,000	-
Deferred underwriting commissions	9,056,250	-
Total liabilities	21,073,347	623,911

Commitments and Contingencies (note 5)

Class A ordinary shares, $0.0001 par value; 25,875,000 shares subject to possible redemption at $10.00 per share	258,750,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized at September 30, 2021 and December 31, 2020; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	-	24,353
Accumulated deficit	(19,698,070)	(44,780)
Total shareholders’ deficit	(19,697,423)	(19,780)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$260,125,924	$604,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From February 11, 2020 (inception) Through September 30,
	2021	2020	2021	2020

General and administrative expenses	$379,148	$10,752	$992,171	$24,586
Loss from operations	(379,148)	(10,752)	(992,171)	(24,586)

Other income (expense)
Change in fair value of derivative warrant liabilities	4,723,630	-	9,036,500	-
Financing cost - derivative warrant liabilities	-	-	(758,000)	-
Investment income on Trust Account	3,329	-	51,523	-
Net income (loss)	$4,347,811	$(10,752)	$7,337,852	$(24,586)

Weighted average number of shares of Class A ordinary shares	25,875,000	-	24,832,418	-
Basic and diluted net income per share, Class A ordinary shares	$0.13	$-	$0.23	$-
Weighted average number of shares of Class B ordinary shares	6,468,750	5,625,000	6,434,753	5,625,000
Basic and diluted net income per share, Class B ordinary shares	$0.13	$(0.00)	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,353)	(26,991,142)	(27,015,495)
Net income	-	-	-	-	-	8,906,467	8,906,467
Balance - March 31, 2021 (unaudited)	-	-	6,468,750	647	-	(18,129,455)	(18,128,808)
Net loss	-	-	-	-	-	(5,916,426)	(5,916,426)
Balance - June 30, 2021 (unaudited)	-	-	6,468,750	647	-	(24,045,881)	(24,045,234)
Net income	-	-	-	-	-	4,347,811	4,347,811
Balance - September 30, 2021 (unaudited)	-	$-	6,468,750	$647	$-	$(19,698,070)	$(19,697,423)

For the Period from February 11, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(12,137)	(12,137)
Balance - March 31, 2020 (unaudited)	-	-	6,468,750	647	24,353	(12,137)	12,863
Net loss	-	-	-	-	-	(1,697)	(1,697)
Balance - June 30, 2020 (unaudited)	-	-	6,468,750	647	24,353	(13,834)	11,166
Net loss	-	-	-	-	-	(10,752)	(10,752)
Balance - September 30, 2020 (unaudited)	-	$-	6,468,750	$647	$24,353	$(24,586)	$414

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from February 11, 2020 (inception) Through September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$7,337,852	$(24,586)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on Trust Account	(51,523)	-
Change in the fair value of derivative liabilities	(9,036,500)	-
Financing cost - derivative warrant liabilities	758,000	-

Changes in operating assets and liabilities:
Prepaid expenses	(394,767)	-
Accounts payable	20,933	9,352
Accrued expenses	404,448	1,025
Net cash used in operating activities	(961,557)	(14,209)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(258,750,000)	-
Net cash used in investing activities	(258,750,000)	-

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	-	300,000
Repayment of note payable to related party	(300,000)	-
Proceeds received from initial public offering, gross	258,750,000	-
Proceeds received from private placement	7,600,000	-
Offering costs paid	(5,563,042)	(49,313)
Net cash provided by financing activities	260,486,958	250,687

Net increase in cash	775,401	236,478

Cash - beginning of the period	154,233	-
Cash - end of the period	$929,634	$236,478

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$70,000	$165,000
Offering costs included in accounts payable	$-	$24,020
Deferred underwriting commissions	$9,056,250	$-
Accretion to Class A ordinary shares subject to possible redemption amount	$27,015,495	$-

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through September 30, 2021, relates to the Company’s formation, the initial public offering described below and since the closing of the initial public offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investment held in the Trust Account derived from the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $929,000 in its operating bank account and working capital of approximately $808,000.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of December 31, 2020, the Note balance was $300,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and the final prospectus filed by the Company with the SEC on March 30, 2021, and January 11, 2021, respectively.

Revision To Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares of $12.3 million at the Initial Public Offering date resulted in a decrease of approximately $5.1 million in additional paid-in capital and an increase of approximately $7.2 million to accumulated deficit, as well as a reclassification of 1,227,329 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 19, 2021, and the Company’s Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $23.1 million and $29.0 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants to purchase shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering on January 12, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their settlement is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 25,875,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,537,500 Class A ordinary shares since their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income - basic	$3,478,249	$869,562	$5,827,729	$1,510,123
Allocation of net income - diluted	3,478,249	869,562	5,821,400	1,516,452

Denominator:
Basic weighted average ordinary shares outstanding	25,875,000	6,468,750	24,832,418	6,434,753
Diluted weighted average ordinary shares outstanding	25,875,000	6,468,750	24,832,418	6,468,750

Basic and diluted net income per ordinary share	$0.13	$0.13	$0.23	$0.23

	For the Three Months Ended September 30, 2020		For the Period From February 11, 2020 (inception) Through September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net loss	$-	$(10,752)	$-	$(24,586)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	5,625,000	-	5,625,000

Basic and diluted net loss per ordinary share	$-	$(0.00)	$-	$(0.00)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Founder Shares

On February 28, 2020, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On September 11, 2020, the Company effected a share capitalization resulting in an aggregate of 6,468,750 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. On December 10, 2020, the Sponsor transferred 25,000 Class B ordinary shares to each of the independent directors. The Sponsor agreed to forfeit up to an aggregate of 843,750 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the Underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the Underwriters fully exercised the over-allotment option; thus, these Founder Shares are no longer subject to forfeiture.

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

Related Party Loans

On February 28, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. At December 31, 2020, the Company had outstanding borrowings of $300,000 under the Note which was repaid upon the consummation of the Initial Public Offering in January 2021. There was no amount outstanding at September 30, 2021.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to extend the time available for the Company to consummate its Initial Business Combination, the Sponsor or its affiliates or designees, upon five (5) business days advance notice prior to the expiration of the initial term, must deposit into the Trust Account approximately $2.6 million ($0.10 per Unit) on or prior to the expiration of the initial term. Any such payment would be made in the form of non-interest bearing loans (“Extension Loans”). If the Company completes its Initial Business Combination, the Company will, at the lender’s option, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account. The Sponsor or its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Initial Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $86,000 of such expenses in the three and nine-month period ending September 30, 2021, included in general and administrative expenses on the unaudited condensed statement of operations, respectively, of which $86,000 has been included as an accrued expense on the unaudited condensed balance sheet as of September 30, 2021.

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

Note 6 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans, if any (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 —Warrants

As of September 30, 2021, the Company had 12,937,500 Public Warrants and 7,600,000 Private Warrants outstanding. As of December 31, 2020, the Company had no Public Warrants and no Private Warrants outstanding.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 25,875,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(12,937,500)
Class A ordinary shares issuance costs	(14,077,995)
Plus:
Accretion of carrying value to redemption value	27,015,495
Class A ordinary shares subject to possible redemption	$258,750,000

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 25,875,000 Class A ordinary shares issued and outstanding. All shares were subject to possible redemption and were classified outside of permanent equity in temporary equity (See Note 8). At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$258,801,523	$-	$-
Liabilities:
Derivative warrant liabilities	$7,245,000	$4,256,000	$-

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the listing price of the Public Warrants at each measurement date, a Level 2 measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $4.7 million and approximately $9.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The change in the fair value of derivative warrant liabilities measured with Level 3 inputs is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Warrants	20,537,500
Transfer of Public Warrants out of level 3 to Level 1	(12,937,500)
Transfer of Private Warrants out of level 3 to Level 2	(7,600,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$-

Note 11 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $929,000 in our operating bank account and working capital of approximately $808,000.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for the purpose of paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, the search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $4.3 million, which consisted of approximately $3,000 in investment income on the Trust Account and approximately $4.7 million in change in fair value of derivative warrant liabilities, partly offset by $379,000 in general and administrative expenses including approximately $30,000 for related party administrative fees.

For the nine months ended September 30, 2021, we had net income of approximately $7.3 million, which consisted of approximately $52,000 in investment income on the Trust Account, and approximately $9.0 million in change in fair value of derivative warrant liabilities, partially offset by $758,000 for financing costs associated with the warrants and $992,000 in general and administrative expenses including approximately $86,000 for related party administrative fees.

For the three months ended September 30, 2020, and the period from February 11, 2020 (inception) through September 30, 2020, we had a net loss of approximately $11,000 and $25,000, respectively, solely related to general and administrative fees.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 25,875,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. There were no Class A ordinary shares issued or outstanding at December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and are presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their settlement is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,537,500 Class A ordinary shares since their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, and our Annual Report on Form 10-K filed with the SEC on March 30, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

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

Dated: November 15, 2021	GLOBAL SYNERGY ACQUISITION CORP.

	By:	/s/ Alok Oberoi
	Name:	Alok Oberoi
	Title:	President, Co-Chief Executive Officer and Director