Form 10-Q/A
period 2021-09-30
Global Synergy Acquisition Corp.
filed 2022-01-25
CIK 1823707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

As of January 25, 2022, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

GLOBAL SYNERGY ACQUISITION CORP.

Form 10-Q/A

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021, and 2020, and for the Nine Months Ended September 30, 2021, and the Period from February 11, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2021, and for the Period from February 11, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from February 11, 2020 (inception) through September 30, 2020,	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures (as restated)	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Global Synergy Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 1 (the “Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Global Synergy Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Filing”).

The Original Filing included a section within Note 2, “Revision to Previously Reported Financial Statements”, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on January 12, 2021. As described in Note 2 within the Original Filing, upon its Initial Public Offering, the Company classified a portion of the Class A ordinary shares as permanent equity. After discussion and evaluation, the Company has concluded that all of its redeemable Class A ordinary shares should be classified as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements within Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 19, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously reported revision to the (i) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 2, 2021; and (ii) unaudited interim financial statements initially reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares (as defined below) as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods in this Amendment No. 1.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Company’s Initial Public Offering (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 – Controls and Procedures, contained in this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLOBAL SYNERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)

Assets
Current assets:
Cash	$929,634	$154,233
Prepaid expenses	394,767	-
Total current assets	1,324,401	154,233
Deferred offering costs associated with initial public offering	-	449,898
Investments held in Trust Account	258,801,523
Total Assets	$260,125,924	$604,131

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$31,564	$14,631
Accrued expenses	484,533	309,280
Note payable - related party	-	300,000
Total current liabilities	516,097	623,911
Derivative warrant liabilities	11,501,000	-
Deferred underwriting commissions	9,056,250	-
Total liabilities	21,073,347	623,911

Commitments and Contingencies (note 5)

Class A ordinary shares, $0.0001 par value; 25,875,000 shares and 0 shares issued and outstanding subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020	258,750,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 6,468,750 shares issued and outstanding	647	647
Additional paid-in capital	-	24,353
Accumulated deficit	(19,698,070)	(44,780)
Total shareholders’ deficit	(19,697,423)	(19,780)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$260,125,924	$604,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From February 11, 2020 (inception) Through September 30,
	2021	2020	2021	2020

General and administrative expenses	$379,148	$10,752	$992,171	$24,586
Loss from operations	(379,148)	(10,752)	(992,171)	(24,586)

Other income (expense)
Change in fair value of derivative warrant liabilities	4,723,630	-	9,036,500	-
Financing cost - derivative warrant liabilities	-	-	(758,000)	-
Investment income on Trust Account	3,329	-	51,523	-
Net income (loss)	$4,347,811	$(10,752)	$7,337,852	$(24,586)

Weighted average number of Class A ordinary shares	25,875,000	-	24,832,418	-
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.13	$-	$0.23	$-
Weighted average number of Class B ordinary shares	6,468,750	5,625,000	6,434,753	5,625,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.00)	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,353)	(26,991,142)	(27,015,495)
Net income	-	-	-	-	-	8,906,467	8,906,467
Balance - March 31, 2021 (unaudited) (as restated, see Note 2)	-	-	6,468,750	647	-	(18,129,455)	(18,128,808)
Net loss	-	-	-	-	-	(5,916,426)	(5,916,426)
Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	-	-	6,468,750	647	-	(24,045,881)	(24,045,234)
Net income	-	-	-	-	-	4,347,811	4,347,811
Balance - September 30, 2021 (unaudited)	-	$-	6,468,750	$647	$-	$(19,698,070)	$(19,697,423)

For the Period from February 11, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(12,137)	(12,137)
Balance - March 31, 2020 (unaudited)	-	-	6,468,750	647	24,353	(12,137)	12,863
Net loss	-	-	-	-	-	(1,697)	(1,697)
Balance - June 30, 2020 (unaudited)	-	-	6,468,750	647	24,353	(13,834)	11,166
Net loss	-	-	-	-	-	(10,752)	(10,752)
Balance - September 30, 2020 (unaudited)	-	$-	6,468,750	$647	$24,353	$(24,586)	$414

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period from February 11, 2020 (inception) Through September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$7,337,852	$(24,586)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on Trust Account	(51,523)	-
Change in the fair value of derivative liabilities	(9,036,500)	-
Financing cost - derivative warrant liabilities	758,000	-

Changes in operating assets and liabilities:
Prepaid expenses	(394,767)	-
Accounts payable	20,933	9,352
Accrued expenses	404,448	1,025
Net cash used in operating activities	(961,557)	(14,209)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(258,750,000)	-
Net cash used in investing activities	(258,750,000)	-

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	-	300,000
Repayment of note payable to related party	(300,000)	-
Proceeds received from initial public offering, gross	258,750,000	-
Proceeds received from private placement	7,600,000	-
Offering costs paid	(5,563,042)	(49,313)
Net cash provided by financing activities	260,486,958	250,687

Net increase in cash	775,401	236,478

Cash - beginning of the period	154,233	-
Cash - end of the period	$929,634	$236,478

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$70,000	$165,000
Offering costs included in accounts payable	$-	$24,020
Deferred underwriting commissions	$9,056,250	$-
Accretion to Class A ordinary shares subject to possible redemption amount	$27,015,495	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through September 30, 2021, relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in the Trust Account derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Note 2 — Summary of Significant Accounting Policies and Basis of Presentation (as restated)

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity and restate its presentation of earnings per share. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. After discussion and evaluation, the Company has concluded that all of its redeemable Class A ordinary shares should be classified as temporary equity. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering in accordance with ASC 480. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections in the (i) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 2, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”) and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its audit committee, concluded that the Affected Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Amendment No. 1.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Impact of the Restatement

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$260,544,207	$(1)	$260,544,206
Total liabilities	$19,923,014		$19,923,014
Class A ordinary shares subject to possible redemption	235,621,190	23,128,810	258,750,000
Preferred stock	-	-	-
Class A ordinary shares	231	(231)	-
Class B ordinary shares	647	-	647
Additional paid-in capital	-	-	-
Accumulated deficit	4,999,125	(23,128,580)	(18,129,455)
Total shareholders’ equity (deficit)	$5,000,003	$(23,128,811)	$(18,128,808)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$260,544,207	$(1)	$260,544,206
Class A ordinary shares subject to possible redemption	23,562,119	2,312,881	25,875,000
Class A ordinary shares	2,312,881	(2,312,881)	-

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$225,939,210	$(225,939,210)	$-
Change in value of Class A ordinary shares subject to possible redemption	$9,681,980	$(9,681,980)	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$260,269,457		$260,269,457
Total liabilities	$25,564,691		$25,564,691
Class A ordinary shares subject to possible redemption	229,704,760	29,045,240	258,750,000
Preferred share	-	-	-
Class A ordinary shares	290	(290)	-
Class B ordinary shares	647	-	647
Additional paid-in capital	2,053,808	(2,053,808)	-
Retained earnings (accumulated deficit)	2,945,261	(26,991,142)	(24,045,881)
Total shareholders’ equity (deficit)	$5,000,006	$(29,045,240)	$(24,045,234)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$260,269,457	$-	$260,269,457
Class A ordinary shares subject to possible redemption	22,970,476	2,904,524	25,875,000
Class A ordinary shares	2,904,524	(2,904,524)	-

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$225,939,210	$(225,939,210)	$-
Change in value of Class A ordinary shares subject to possible redemption	$3,765,550	$(3,765,550)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Periods:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net income	$8,906,467	$-	$8,906,467
Weighted average shares outstanding - Class A ordinary shares	25,875,000	(3,162,500)	22,712,500
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.31	$0.31
Weighted average shares outstanding - Class B ordinary shares, basic	6,365,625	-	6,365,625
Weighted average shares outstanding - Class B ordinary shares, diluted	6,365,625	103,125	6,468,750
Basic and diluted earnings per share - Class B ordinary shares	$1.39	$(1.08)	$0.31
Three months ended June 30, 2021 (unaudited)
Net loss	$(5,916,426)	$-	$(5,916,426)
Weighted average shares outstanding - Class A ordinary shares	25,875,000	-	25,875,000
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.18)	$(0.18)
Weighted average shares outstanding - Class B ordinary shares	6,468,750	-	6,468,750
Basic and diluted loss per share - Class B ordinary shares	$(0.92)	$0.74	$(0.18)
Six months ended June 30, 2021 (unaudited)
Net income	$2,990,041	$-	$2,990,041
Weighted average shares outstanding - Class A ordinary shares	25,875,000	(1,572,514)	24,302,486
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.10	$0.10
Weighted average shares outstanding - Class B ordinary shares, basic	6,417,472	0	6,417,472
Basic earnings per share - Class B ordinary shares	$0.46	$(0.36)	$0.10
Weighted average shares outstanding - Class B ordinary shares, diluted	6,468,750	-	6,468,750
Diluted earnings per share - Class B ordinary shares	$0.45	$(0.35)	$0.10

Going Concern

Subsequent to our previously issued Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by July 12, 2022 (or 24 months from the closing of the Initial Public Offering, January 12, 2023), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation, and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 25,875,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income - basic	$3,478,249	$869,562	$5,827,729	$1,510,123
Allocation of net income - diluted	$3,478,249	$869,562	$5,821,400	$1,516,452

Denominator:
Basic weighted average ordinary shares outstanding	25,875,000	6,468,750	24,832,418	6,434,753
Diluted weighted average ordinary shares outstanding	25,875,000	6,468,750	24,832,418	6,468,750

Basic and diluted net income per ordinary share	$0.13	$0.13	$0.23	$0.23

	For the Three Months Ended September 30, 2020		For the Period From February 11, 2020 (inception) Through September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net loss	$-	$(10,752)	$-	$(24,586)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	5,625,000	-	5,625,000

Basic and diluted net loss per ordinary share	$-	$(0.00)	$-	$(0.00)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

GLOBAL SYNERGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 —Warrants

As of September 30, 2021, the Company had 12,937,500 Public Warrants and 7,600,000 Private Placement Warrants outstanding. As of December 31, 2020, the Company had no Public Warrants and no Private Placement Warrants outstanding.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants were transferred from a Level 3 measurement to a Level 1 fair value measurement, and the fair value of the Private Placement Warrants were transferred to Level 2 measurement in March 2021 when the Public Warrants were separately listed and traded.

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

The change in the fair value of derivative warrant liabilities measured with Level 3 inputs is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Placement Warrants	20,537,500
Transfer of Public Warrants out of level 3 to Level 1	(12,937,500)
Transfer of Private Placement Warrants out of level 3 to Level 2	(7,600,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$-

Note 11 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 11, 2020. We were formed for the purpose of effecting a Business Combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Global Synergy LLC, a Cayman Islands limited liability company. The registration statement for our Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, we consummated the Initial Public Offering of 25,875,000 Units and the Public Shares, including the Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, of which approximately $9.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 7,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 25,875,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Amendment No. 1 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on June 2, 2021, and our Annual Report on Form 10-K filed with the SEC on March 30, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, and our final prospectus for our Initial Public Offering, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting, related to the accounting of complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments, including for warrants we issued in our Initial Public Offering. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of Class A ordinary shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods to classify all Class A ordinary shares subject to possible redemption in temporary equity and to restate earnings per share.

As a result, our management concluded that our internal control over financial reporting related to the accounting for complex financial instruments was not effective for the Affected Periods. This material weakness resulted in a material misstatement of earnings per share, additional paid-in capital, accumulated deficit, and change in the reclassification of Class A ordinary shares and related financial disclosures for the Affected Periods.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting related to the accounting of complex financial instruments.

As a result of such material weakness, the change in accounting for our warrants, the accounting of complex financial instruments and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

The Company has no operating history and is subject to liquidation and subsequent dissolution if it does not complete a Business Combination by July 12, 2022 (or 24 months from the closing of the Initial Public Offering, January 12, 2023). As such, there is a risk that the Company will be unable to continue as a going concern if it does not consummate a Business Combination by the applicable deadline.

The Company is a blank check company, and as the Company has no operating history and is subject to liquidation and subsequent dissolution if it does not complete an initial business combination by July 12, 2022 (or 24 months from the closing of the Initial Public Offering, January 12, 2023), there is a risk that the Company will be unable to continue as a going concern. There can be no assurance that the Company will complete a Business Combination by this time. If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, July 12, 2022 (or 24 months from the closing of the Initial Public Offering, January 12, 2023) the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Dated: January 25, 2022	GLOBAL SYNERGY ACQUISITION CORP.

	By:	/s/ Alok Oberoi
	Name:	Alok Oberoi
	Title:	President, Co-Chief Executive Officer and Director