Form 10-K
period 2021-12-31
Global Synergy Acquisition Corp.
filed 2022-03-31
CIK 1823707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately  $250,987,500 based on the last reported sales price of $9.70 on the Nasdaq.

As of March 31, 2022, 25,875,000 Class A ordinary shares, par value $0.0001, and 6,468,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of our initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“management” or our “management team” are to our officers;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans and extension loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our Sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans and extension loans, if any, that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Sponsor” are to Global Synergy LLC, a Cayman Islands limited liability company; and

●	“we,” “us,” “company” or “our company” are to Global Synergy Acquisition Corp., a Cayman Islands corporation (Nasdaq: GSAQ, GSAQW, GSAQU).

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

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Because of our limited resources and the significant competition for initial business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential initial business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable initial business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	Our search for a target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination within 18 months (or 24 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or warrants, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

●	The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the business we may acquire.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for 18 months (or 24 months, as applicable) following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Our management team has extensive experience in identifying and executing acquisitions in North America and Asia and has done so successfully in a number of sectors, including IT Services and BPO. In addition, our management has significant hands-on experience working with private companies in their capacity as active owners and directors to create shareholder value.

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

In today’s increasingly competitive business environment, enterprises are compelled to drive innovation in their business processes to remain relevant and respond to increasing demand for digital-first customer experiences. We believe BPO companies that leverage emerging technologies such as artificial intelligence/machine learning, advanced analytics, and robotic process automation, for example, will be best positioned to help address the critical needs of enterprise customers to improve service quality in a cost-effective manner.

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

We may pursue an initial business combination opportunity jointly with our Sponsor, or one or more of its affiliates, including inter alia, Everstone and its affiliates, including inter alia, one or more of the Everstone Funds and/or investors in the Everstone Funds, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary shares such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our Sponsor, nor any of its affiliates, including inter alia, Everstone, nor any of the Everstone Funds, nor any of their respective affiliates, has an obligation to make any such investment, and may compete with us for potential business combinations.

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

Financial Position

With the gross proceeds from our initial public offering, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third-party financing will be available to us.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete an initial business combination with a different target within 18 months (or 24 months, as applicable) from the closing of our initial public offering.

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

We are an exempted company incorporated on February 11, 2020 under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

The ongoing COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination and our ability to successfully consummate an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19 and the continued actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macroeconomic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming the Excess Shares, without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants, who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the United States Internal Revenue Code of 1986) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

We issued warrants to purchase 12,937,500 Class A ordinary shares as part of the units offered by this Report and, simultaneously with the closing of our initial public offering, we issued an aggregate of 7,600,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if our Sponsor, its affiliates or a member of our management team makes any working capital loans or extension loans, it may convert up to $2,000,000 of such loans into up to an additional 2,000,000 private placement warrants, at the price of $1.00 per warrant. Furthermore, $2,587,500 may be loaned by our Sponsor or its affiliates or designees for a six-month extension of the time that we have to consummate an initial business combination, which amount may be converted into warrants, at the price of $1.00 per warrant. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any of the Founder Shares (as defined below) held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the SEC issued the SEC Statement. In the SEC Statement, the SEC expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC”) warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Statement, we reevaluated the accounting treatment of our 12,937,500 public warrants and 7,600,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Management and our Audit Committee concluded that it was appropriate to restate certain previously issued financial statements during 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our inability to properly account for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. In addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

On March 22, 2022, there was 1 holder of record for our units, 1 holder of record for our Class A ordinary shares, 5 holders of our Class B ordinary shares and 2 holders of our warrants.

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

Item 6. [Reserved]

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

Overview

We are a blank check company incorporated on February 11, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Global Synergy LLC, a Cayman Islands limited liability company.

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

As indicated in the accompanying financial statements, as of December 31, 2021, we had approximately $862,000 in cash. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Our registration statement for our initial public offering was declared effective on January 7, 2021. On January 12, 2021, we consummated our initial public offering of 25,875,000 units (the "Units" and, with respect to the Class A ordinary shares included in the Units being offered, the "Public Shares"), including 3,375,000 additional Units to cover over-allotments (the "Over-Allotment Units"), at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, inclusive of approximately $9.1 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, the Company consummated the private placement ("Private Placement") of 7,600,000 warrants (each, a "Private Placement Warrant" and collectively, the "Private Placement Warrants"), at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $7.6 million.

Upon the closing of the initial public offering and the Private Placement, $258.8 million ($10.00 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the Private Placement were placed in a trust account ("Trust Account"), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 18 months (or 24 months, as applicable) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish rights of the holders of the Public Shares (the “Public Shareholders”) as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from inception up to December 31, 2021, was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, the search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of approximately $8.4. million, which consisted of approximately $10.3 million in change in fair value of derivative warrant liabilities, and approximately $57,000 in investment income on the Trust Account, partially offset by $1.2 million in general and administrative expense, including approximately $116,000 for related party administrative fees, and $758,000 for financing costs associated with the warrants.

For the period from February 11, 2020 (inception) through December 31, 2020, we had net loss of approximately $45,000, which consisted solely of general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $862,000 in our operating bank account and working capital of approximately $594,000. Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for our issuance of the founder shares, a loan of $300,000 from our Sponsor pursuant to a promissory note, and subsequent to December 31, 2020, the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note in full upon consummation of the initial public offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”) or extend such loans, if any. To date, the Company had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until the end of the Combination Period, July 12, 2022, (or 24 months, January 12, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

RELATED PARTY TRANSACTIONS

Founder Shares

On February 28, 2020, our Sponsor paid an aggregate of $25,000 to cover certain expenses on our behalf in exchange for our issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On September 11, 2020, we effected a share capitalization resulting in an aggregate of 6,468,750 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. On December 10, 2020, our Sponsor transferred 25,000 Class B ordinary shares to each of the independent directors. Our Sponsor agreed to forfeit up to an aggregate of 843,750 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the Underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the Underwriters fully exercised the over-allotment option; thus, these Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares prior to this initial public offering (the “Initial Shareholders”) agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination and (B) subsequent to the Initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On February 28, 2020, our Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the initial public offering. We borrowed $300,000 under the Note, which outstanding as of December 31, 2020. The Note was repaid upon the consummation of the initial public offering in January 2021.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq in January 2021 through the earlier of consummation of the Initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, administrative and support services. We incurred approximately $116,000 of such expenses in the year ended December 31, 2021, included in general and administrative expenses on the accompanying statements of operations. As of December 31, 2021, $116,000 is payable and included in accrued expenses on the balance sheet.

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

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.

Critical Accounting Policies and Estimates

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 25,875,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,537,500 Class A ordinary shares since their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the Underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of its audited balance sheet as of January 12, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 12, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alok Oberoi	58	President, Co-Chief Executive Officer and Director
Suresh Vaswani	62	Co-Chief Executive Officer and Director
Hank Uberoi	61	Chairman of the Board and Director
Murtaza Moochhala	53	Chief Operating Officer and Chief Financial Officer
Brooks Entwistle	54	Director
Kirk Wagar	52	Director
Ben Druskin	53	Director

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

As a board member and co-chief executive officer of Wipro’s IT business, including throughout the financial crisis in 2008, Mr. Vaswani delivered industry leading revenue and profit growth. Mr. Vaswani held multiple executive management positions during his 26-year career at Wipro and incubated several businesses. He was instrumental to Wipro’s leadership and helped bring about strong differentiation for Wipro across multiple practices and service offerings. Mr. Vaswani drove strategic thought leadership by actively participating in multiple global leadership platforms such as World Economic Forum, NASSCOM Leadership Forums, Fortune 500 Forum, India Economic Summit and others.

At IBM’s Global Technology Services (“GTS”), the world’s largest IT Infrastructure Services provider, Mr. Vaswani led solutions, service delivery and transformation practices. He oversaw the chief technology office and security, regulatory and compliance at GTS. Mr. Vaswani holds a management degree from Indian Institute of Management Ahmedabad and an engineering degree from Indian Institute of Technology Kharagpur.

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

From 2013 to 2018, Mr. Moochhala was a managing director at The Rohatyn Group. Prior to that, he was at CVCI Private Equity from 2005 to 2013, where he was a partner. From 2005 to 2018, Mr. Moochhala was exclusively focused on investing in IT Services and BPO companies and was involved in transactions totaling approximately US$1 billion of invested equity. Mr. Moochhala was involved in multiple acquisitions of IT Services and BPO solutions providers, including Keane International, Ness Technologies, Receivable Management Services, SourceHov and iQor Holdings. He was on the boards of Ness Technologies, Receivable Management Services, SourceHov and iQor Holdings, and is currently on the board of Astreya. From 2002 to 2004, he was a vice president at Caxton-Iseman Capital, a private equity firm. From 1996 to 2002, he was in the investment banking division at Goldman Sachs. From 2001 to 2002, he was the head of the US IT Services sector in the Technology Group with coverage responsibilities of the large diversified IT Service companies, Indian offshore service companies and US system integration companies and was involved in initial public offerings, secondary public equity offerings and mergers and acquisitions transactions. He holds a B.A. from Dartmouth College and an MBA from The University of Chicago Booth School of Business.

Brooks Entwistle is a Director of the Company. Currently Mr. Entwistle is the SVP of Global Customer Success and the Managing Director for APAC and MENA at Ripple. Until July 2020, Mr. Entwistle served as the Chief Business Officer International for Uber, where he was responsible for business development and relationships across Asia Pacific, EMEA and Latin America. He joined Uber in early 2017 and also served as regional general manager for Asia Pacific. Mr. Entwistle was the executive on the ground in Asia who led the sale of Uber’s Southeast Asia operations to Grab in March of 2018. Previously, Mr. Entwistle served as the chief executive officer of Everstone Capital from 2014 to 2016, focusing on fundraising, firm-wide management and deal sourcing and then as a senior director from 2016 to 2017. He subsequently transitioned to an advisory role at Everstone.

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

Ben Druskin is a Director of the Company. Mr. Druskin retired from Citigroup in May 2017. From 2014 until his retirement, Mr. Druskin served as the Chairman of the Global Technology, Media and Telecom Investment Banking Group. Prior to becoming Chairman, Mr. Druskin was the co-head of the Global Technology, Media and Telecom Investment Banking Group. Prior to being co-head, Mr. Druskin ran the East Coast Technology Group and the Global Services Team. Mr. Druskin is a member of the board of directors of Endava and Zensar Technologies. At Zensar Technologies, Mr. Druskin serves as a Chairman of the M&A committee. Mr. Druskin holds a B.A. in Economics from Rutgers College and an M.B.A. in Finance from The Stern School of Business at New York University.

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

Pursuant to an agreement entered into prior to the closing of our initial public offering, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,875,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 6,468,750 Class B ordinary shares outstanding as of December 31, 2021. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our Sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares			Class A ordinary shares		Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage
Global Synergy LLC (our Sponsor)	6,368,750	(2)	98.5%	—	—	19.7%
Alok Oberoi	—	(3)(4)	—	—	—	—
Suresh Vaswani	—	(4)	—	—	—	—
Hank Uberoi	25,000	(4)	*	—	—	*
Kirk Wagar	25,000		*	—	—	*
Brooks Entwistle	25,000	(4)	*	—	—	*
Ben Druskin	25,000	(4)	*	—	—	*
Murtaza Moochhala	—	(4)	—	—	—	—
All officers and directors as a group (seven individuals)	100,000		*	—	—	*
Empyrean Capital Overseas Master Fund, Ltd.(5)	—		—	1,320,459	5.1%	4.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 540 Madison Avenue, 17th Floor, New York, NY 10022, USA.

(2)	The shares reported above are held in the name of our Sponsor. Our Sponsor is controlled by a board of three managers.
(3)	Alok Oberoi, acting as the Consent Member pursuant to the Amended and Restated LLC Agreement of the Sponsor, may be deemed to have voting and dispositive power of the securities held by the Sponsor and therefore may be deemed to have beneficial ownership of the reported securities. This statement shall not be construed as an admission that Alok Oberoi is, for the purpose of Section 13 or 15(d) of the securities Exchange Act of 1934, the beneficial owner of any securities held by the Sponsor.
(4)	Does not include any shares indirectly owned by this individual as a result of his membership interest in our Sponsor.

(5)	The address of Empyrean Capital Overseas Master Fund, Ltd. is 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. Based on a Schedule 13G filed on January 13, 2021(the “Empyrean 13G”). According to the Empyrean 13G, Empyrean Capital Overseas Master Fund, Ltd., a Cayman Islands exempted company (“ECOMF”) is the direct owner of such Class A ordinary shares. Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, serves as investment manager to ECOMF with respect to the Class A ordinary shares directly owned by ECOMF and therefore has beneficial ownership of such Class A ordinary shares. Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP and therefore Mr. Meron has beneficial ownership of the Class A Ordinary Shares directly owned by ECOMF.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 (including the preparation of this Form 10-K) and for the period from February 11, 2020 (inception) through December 31, 2020 (including the services rendered in connection with our initial public offering) totaled $82,939 and $66,435, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the year ended December 31, 2021 and the period from February 11, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to PFIC analysis, tax compliance, tax planning and tax advice. We paid WithumSmith+Brown, PC tax fees of $3,090 related to the period from February 11, 2020 (inception) through December 31, 2020 and we expect to pay approximately $4,000 in tax fees related to the year ended December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2021 and the period from February 11, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from February 11, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2021, and for the period from February 11, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the period from February 11, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement, dated January 7, 2021, between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement, dated January 7, 2021, between the Company and Global Synergy LLC.(1)

10.2	Investment Management Trust Account Agreement, dated January 7, 2021 between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement, dated January 7, 2021, among the Company, Global Synergy LLC and the other Holders party thereto.(1)

10.4	Letter Agreement, dated January 7, 2021, among the Company, and Global Synergy LLC and each director and executive officer of the Company.(1)

10.5	Administrative Services Agreement. dated January 7, 2021, between the Company and Global Synergy LLC.(1)

10.6	Form of Indemnity Agreement.(2)

31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2021.

(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on December 30, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

GLOBAL SYNERGY ACQUISITION CORP.

/s/ Alok Oberoi
Name:	Alok Oberoi
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alok Oberoi	President and Co-Chief Executive Officer and Director	March 31, 2022
Alok Oberoi	(Principal Executive Officer)

/s/ Suresh Vaswani	Co-Chief Executive Officer and Director	March 31, 2022
Suresh Vaswani

/s/ Hank Uberoi	Chairman of the Board	March 31, 2022
Hank Uberoi

/s/ Brooks Entwistle	Director	March 31, 2022
Brooks Entwistle

/s/ Kirk Wagar	Director	March 31, 2022
Kirk Wagar

/s/ Murtaza Moochhala	Chief Financial Officer and Chief Operating Officer	March 31, 2022
Murtaza Moochhala	(Principal Financial and Accounting Officer)

/s/ Ben Druskin	Director	March 31, 2022
Ben Druskin

GLOBAL SYNERGY ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from February 11, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2021 period from February 11, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 period from February 11, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Global Synergy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Synergy Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the period from February 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from February 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As described in Note 2 to the financial statements, the Company’s previously issued January 12, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by July 12, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

GLOBAL SYNERGY ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$861,776	$154,233
Prepaid expenses	254,258	-
Total current assets	1,116,034	154,233
Deferred offering costs associated with initial public offering	-	449,898
Investments held in Trust Account	258,806,597
Total Assets	$259,922,631	$604,131

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,535	$14,631
Accrued expenses	518,221	309,280
Note payable - related party	-	300,000
Total current liabilities	521,756	623,911
Derviative warrant liabilities	10,268,750	-
Deferred underwriting commissions	9,056,250	-
Total liabilities	19,846,756	623,911
	.
Commitments and Contingencies (note 7)

Class A ordinary shares, $0.0001 par value; 25,875,000 and 0 shares subject to possible redemption at $10.00 per share and December 31, 2021 and December 31, 2020, respectively	258,750,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized issed and outstanding; no non-redeemable shares issued or oustanding at December 31, 2021 and 2020	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 6,468,750 shares issued and outstanding at December 31, 2021 and 2020	647	647
Additional paid-in capital	-	24,353
Accumulated deficit	(18,674,772)	(44,780)
Total shareholders’ deficit	(18,674,125)	(19,780)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$259,922,631	$604,131

The accompanying notes are an integral part of these financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From February 11, 2020 (inception) Through December 31, 2020
General and administrative expenses	$1,206,197	$44,780
Loss from operations	(1,206,197)	(44,780)

Other income (expense)
Change in fair value of derivative warrant liabilities	10,268,750	-
Financing cost - derivative warrant liabilities	(758,000)	-
Investment income on Trust Account	56,597	-
Net income (loss)	$8,361,150	$(44,780)

Weighted average number of shares of Class A ordinary shares, basic and diluted	25,095,205	-
Basic net income per share, Class A ordinary shares	$0.27	$-
Diluted net income per share, Class A ordinary shaes	$0.26	$-

Weighted average number of shares of Class B ordinary shares - Basic	6,443,322	5,625,000
Weighted average number of shares of Class B ordinary shares - Diluted	6,468,750	5,625,000
Basic net income (loss) per share, Class B ordinary shares	$0.27	$(0.01)
Diluted net income (loss) per share, Class B ordinary shares	$0.26	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year Ended December 31, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance - December 31, 2020	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,353)	(26,991,142)	(27,015,495)
Net income	-	-	-	-	-	8,361,150	8,361,150
Balance - December 31, 2021	-	-	6,468,750	647	-	(18,674,772)	(18,674,125)

	For the Period From February 11, 2020 (Inception) Through December 31, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 11, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(44,780)	(44,780)
Balance - December 31, 2020	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)

The accompanying notes are an integral part of these financial statements.

GLOBAL SYNERGY ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from February 11, 2020 (inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,361,150	$(44,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on Trust Account	(56,597)	-
Change in the fair value of derivative liabilities	(10,268,750)	-
Financing cost - derivative warrant liabilities	758,000	-

Changes in operating assets and liabilities:
Prepaid expenses	(254,258)	-
Accounts payable	(7,096)	10,631
Accrued expenses	438,136	10,085
Net cash used in operating activities	(1,029,415)	(24,064)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(258,750,000)	-
Net cash used in investing activities	(258,750,000)	-

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	-	300,000
Repayment of note payable to related party	(300,000)	-
Proceeds received from initial public offering, gross	258,750,000	-
Proceeds received from private placement	7,600,000	-
Offering costs paid	(5,563,042)	(121,703)
Net cash provided by financing activities	260,486,958	178,297

Net increase in cash	707,543	154,233

Cash - beginning of the period	154,233	-
Cash - end of the period	$861,776	$154,233

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$70,000	$299,195
Offering costs included in accounts payable	$-	$4,000
Deferred underwriting commissions	$9,056,250	$-
Accretion to Class A ordinary shares subject to possible redemption amount	$27,015,495	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through December 31, 2021, relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in the Trust Account derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Global Synergy LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,375,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, of which approximately $9.1 million was for deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $7.6 million (Note 8).

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

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC (collectively, the “Underwriters”) (as discussed in Note 7). These Public Shares have been recorded at a redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Accordingly, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

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
NOTES TO FINANCIAL STATEMENTS

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

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

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $862,000 in its operating bank account and working capital of approximately $594,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of December 31, 2020, the Note balance was $300,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or July 12, 2022. Over this time period, the Company will be using these funds for the purpose of paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the end of the Combination Period, July 12, 2022, (or 24 months, or January 12, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Note 2 - Restatement of Previously Reported Financial Statements

In preparation of the Company’s financial statements for the year ended December 31, 2021, the Company concluded it should restate its previously issued Post-IPO Balance Sheet (as defined below) to classify all Class A ordinary shares subject to redemption in temporary equity and to classify its outstanding warrants as liabilities.

In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. After discussion and evaluation, the Company has concluded that all of its redeemable Class A ordinary shares should be classified as temporary equity. Accordingly, with this restatement, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering in accordance with ASC 480.

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Additionally, the Company reevaluated the accounting treatment of (i) the 12,937,500 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 7,600,000 Private Placement Warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously classified the Warrants in shareholders’ equity. In further consideration of the guidance in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each subsequent reporting date, with changes in fair value recognized in income and losses.

In accordance with FASB ASC Topic 340, “Other Assets and Deferred Costs,” as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statement that contained the error, reported in the Company’s Form 8-K for the audited balance sheet as of January 12, 2021 (“Post-IPO Balance Sheet”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to classify all outstanding Warrants as liabilities. As such, the Company is reporting the restatements to the Post-IPO Balance Sheet in this annual report. The previously presented Post-IPO Balance Sheet should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is the reclassification of 1,227,329 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption and reclassification of approximately $20.5 million of Warrants as liabilities, along with other impacts as presented below:

	As of January 12, 2021
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Total assets	$261,379,773	$-	$261,379,773
Liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity
Total current liabilities	$846,804	$-	$846,804
Deferred underwriting commissions	9,056,250	-	9,056,250
Derivative warrant liabilities	-	20,537,500	20,537,500
Total liabilities	9,903,054	20,537,500	30,440,554
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	246,476,710	12,273,290	258,750,000
Shareholders’ equity (deficit)
Preferred stock- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	123	(123)	-
Class B ordinary shares - $0.0001 par value	647	-	647
Additional paid-in-capital	5,061,525	(5,061,525)	-
Accumulated deficit	(62,286)	(27,749,142)	(27,811,428)
Total shareholders’ equity (deficit)	5,000,009	(32,810,790)	(27,810,781)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$261,379,773	$-	$261,379,773

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 25,875,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,537,500 Class A ordinary shares since their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the Underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The following tables reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income - Basic	$6,652,967	$1,708,183
Allocation of net income - Diluted	6,647,607	1,713,543

Denominator:
Basic weighted average ordinary shares outstanding	25,095,205	6,443,322
Effect of dilutive securities	-	25,428
Diluted weighted average ordinay shares oustanding	25,095,205	6,468,750

Basic net income per ordinary share	$0.27	$0.27
Diluted net income per ordinary share	$0.26	$0.26

	For the Period From February 11, 2020 (inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$-	$(44,780)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	5,625,000

Basic and diluted net income per ordinary share	0.00	$(0.01)

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

Note 4 - Initial Public Offering

On January 12, 2021, the Company consummated its Initial Public Offering of 25,875,000 Units, including 3,375,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, of which approximately $9.1 million was for deferred underwriting commissions.

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,600,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Note 6 - Related Party Transactions

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
NOTES TO FINANCIAL STATEMENTS

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq in January 2021 through the earlier of consummation of the Initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. The Company incurred approximately $116,000 of such expenses in the year ending December 31, 2021, included in general and administrative expenses on the statement of operations. As of December 31, 2021, $116,000 is payable and included in accrued expenses on the balance sheet.

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

Note 7 - Commitments and Contingencies

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
NOTES TO FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.

Note 8 -Warrants

As of December 31, 2021, the Company had 12,937,500 Public Warrants and 7,600,000 Private Placement Warrants outstanding. As of December 31, 2020, the Company had no Public Warrants and no Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in an effective registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 9 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 25,875,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(12,937,500)
Class A ordinary shares issuance costs	(14,077,995)
Plus:
Accretion of carrying value to redemption value	27,015,495
Class A ordinary shares subject to possible redemption	$258,750,000

Note 10 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 25,875,000 Class A ordinary shares issued and outstanding. All shares were subject to possible redemption and were classified outside of permanent equity in temporary equity (See Note 9). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 28, 2020, the Company issued 6,468,750 Class B ordinary shares to the Sponsor, which amounts have been adjusted to reflect the share capitalization as discussed in Note 6. Of the 6,468,750 Class B ordinary shares outstanding, up to 843,750 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the Underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the Underwriters fully exercised the over-allotment option; thus, these 843,750 Class B ordinary shares are no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

GLOBAL SYNERGY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 11 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$258,806,597	$-	$-
Liabilities:
Derivative warrant liabilities	$6,468,750	$3,800,000	$-

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants was initially measured using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated by reference to the listing price of the Public Warrants at each measurement date, a Level 2 measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For the year ended December 31, 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $10.3 million, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The change in the fair value of derivative warrant liabilities measured with Level 3 inputs is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$-
Issuance of Public and Private Placement Warrants	20,537,500
Transfer of Public Warrants out of Level 3 to Level 1	(12,937,500)
Transfer of Private Placement Warrants out of Level 3 to Level 2	(7,600,000)
Level 3 - Derivative warrant liabilities at December 31, 2021	$-

Note 12 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.