Form 10-Q
period 2022-03-31
Global Synergy Acquisition Corp.
filed 2022-05-16
CIK 1823707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 25,875,000 Class A ordinary shares, par value $0.0001 per share, and 6,468,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

GLOBAL SYNERGY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLOBAL SYNERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$700,994	$861,776
Prepaid expenses	182,873	254,258
Total current assets	883,867	1,116,034
Investments held in Trust Account	258,810,212	258,806,597
Total Assets	$259,694,079	$259,922,631

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$50,161	$3,535
Accrued expenses	496,950	518,221
Total current liabilities	547,111	521,756
Derivative warrant liabilities	3,696,750	10,268,750
Deferred underwriting commissions	9,056,250	9,056,250
Total liabilities	13,300,111	19,846,756

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 25,875,000 shares subject to possible redemption at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	258,750,000	258,750,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized issed and outstanding; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 6,468,750 shares issued and outstanding at March 31, 2022 and December 31, 2021	647	647
Additional paid-in capital	-	-
Accumulated deficit	(12,356,679)	(18,674,772)
Total shareholders’ deficit	(12,356,032)	(18,674,125)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$259,694,079	$259,922,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021

General and administrative expenses	$257,522	$234,796
Loss from operations	(257,522)	(234,796)

Other income (expense)
Change in fair value of derivative warrant liabilities	6,572,000	9,858,000
Financing cost - derivative warrant liabilities	-	(758,000)
Investment income on Trust Account	3,615	41,263
Net income	$6,318,093	$8,906,467

Weighted average number of shares of Class A ordinary shares, basic and diluted	25,875,000	22,712,500
Basic and diluted net income per share, Class A ordinary shares	$0.20	$0.31

Weighted average number of shares of Class B ordinary shares - Basic	6,468,750	6,365,625
Weighted average number of shares of Class B ordinary shares - Diluted	6,468,750	6,468,750
Basic and diluted net income per share, Class B ordinary shares	$0.20	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,468,750	$647	$-	$(18,674,772)	$(18,674,125)
Net income	-	-	-	-	-	6,318,093	6,318,093
Balance - March 31, 2022 (unaudited)	-	-	6,468,750	647	-	(12,356,679)	(12,356,032)

Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,468,750	$647	$24,353	$(44,780)	$(19,780)
Accretion of Class A ordinary shares subject to possible redemption amount	-	$-	-	-	(24,353)	(26,991,142)	(27,015,495)
Net income	-	-	-	-	-	8,906,467	8,906,467
Balance - March 31, 2021 (unaudited)	-	-	6,468,750	$647	$-	$(18,129,455)	$(18,128,808)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYNERGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$6,318,093	$8,906,467
Adjustments to reconcile net income to net cash used in operating activities:
Investment income on Trust Account	(3,615)	(41,263)
Change in the fair value of derivative liabilities	(6,572,000)	(9,858,000)
Financing cost - derivative warrant liabilities	-	758,000

Changes in operating assets and liabilities:
Prepaid expenses	71,385	(644,379)
Accounts payable	46,626	56,004
Accrued expenses	48,729	15,544
Net cash used in operating activities	(90,782)	(807,627)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(258,750,000)
Net cash used in investing activities	-	(258,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(300,000)
Proceeds received from initial public offering, gross	-	258,750,000
Proceeds received from private placement	-	7,600,000
Offering costs paid	(70,000)	(5,538,041)
Net cash (used in) provided by financing activities	(70,000)	260,511,959

Net (decrease) increase in cash	(160,782)	954,332

Cash - beginning of the period	861,776	154,233
Cash - end of the period	$700,994	$1,108,565

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$95,000
Deferred underwriting commissions	$-	$9,056,250

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through March 31, 2022, relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company’s Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC (collectively, the “Underwriters”) (as discussed in Note 6). The Public Shares have been recorded at redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Accordingly, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of the Sponsor.

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

The Company’s Sponsor, officers, and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months (or 24 months, as applicable) from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre- business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The Company may, by resolution of the board, extend the period of time to consummate a Business Combination by an additional six months (for a total of 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out in Note 5.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $701,000 in its operating bank account and working capital of approximately $337,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022, the Company had no borrowings under any Working Capital Loans.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until the end of the Combination Period, July 12, 2022, (or 24 months, or January 12, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate. Management continues to search for a prospective Business Combination.

Note 2 - Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants has been estimated by reference to the trading price of the Public Warrants. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 25,875,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,537,500 Class A ordinary shares since their exercise is contingent upon future events. For the three months ended March 31, 2021, the Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the Underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income - Basic and diluted	$5,054,474	$1,263,619
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,875,000	6,468,750
Basic and diluted net income per ordinary share	$0.20	$0.20

	Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income - basic	$6,956,712	$1,949,755
Allocation of net income - diluted	$6,932,127	$1,974,340
Denominator:
Basic weighted average ordinary shares outstanding	22,712,500	6,365,625
Diluted weighted average ordinary shares outstanding	22,712,500	6,468,750
Basic net income per ordinary share	0.31	$0.31
Diluted net income per ordinary share	0.31	$0.31

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

Note 5 - Related Party Transactions

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

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination and (B) subsequent to the Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

In order to extend the time available for the Company to consummate its Business Combination, the Sponsor or its affiliates or designees, upon five (5) business days advance notice prior to the expiration of the initial term, must deposit into the Trust Account approximately $2.6 million ($0.10 per Unit) on or prior to the expiration of the initial term. Any such payment would be made in the form of non-interest-bearing loans (“Extension Loans”). If the Company completes its Business Combination, the Company will, at the lender’s option, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, the Company will repay the Extension Loans only from funds held outside of the Trust Account. The Sponsor or its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq in January 2021 through the earlier of consummation of the Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $26,000 of such expenses in the three months ended March 31, 2022 and 2021, respectively, included in general and administrative expenses on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, $146,000 and $116,000, respectively was payable and included in accrued expenses on the accompanying condensed balance sheets.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on a suitable Business Combination. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s affiliates. Any such payments prior to a Business Combination will be made from funds held outside the Trust Account.

Note 6 - Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this report.

Note 7 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 12,937,500 Public Warrants and 7,600,000 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in an effective registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,875,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$258,750,000
Less:
Proceeds allocated to Public Warrants	(12,937,500)
Class A ordinary shares issuance costs	(14,077,995)
Plus:
Accretion of carrying value to redemption value	27,015,495
Class A ordinary shares subject to possible redemption	$258,750,000

Note 9 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021 there were 25,875,000 Class A ordinary shares issued and outstanding. All shares were subject to possible redemption and were classified outside of permanent equity in temporary equity (See Note 8).

Class B Ordinary Shares - The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 28, 2020, the Company issued 6,468,750 Class B ordinary shares to the Sponsor, which amounts have been adjusted to reflect the share capitalization as discussed in Note 5. Of the 6,468,750 Class B ordinary shares outstanding, up to 843,750 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the Underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the Underwriters fully exercised the over-allotment option; thus, these 843,750 Class B ordinary shares are no longer subject to forfeiture. At March 31, 2022 and December 31, 2021, there were 6,468,750 Class B ordinary shares outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans or Extension Loans, if any. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$258,810,212	$-	$-
Liabilities:
Derivative warrant liabilities	$2,328,750	$1,368,000	$-

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$258,806,597	$-	$-
Liabilities:
Derivative warrant liabilities	$6,468,750	$3,800,000	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, and the fair value of the Private Placement Warrants were transferred to a Level 2 measurement in March 2021 when the Public Warrants were separately listed and traded. There were no transfers between Levels in the three months ended March 31, 2022.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering was measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The fair value of the Private Placement Warrants has been estimated by reference to the listing price of the Public Warrants at each measurement date, a Level 2 measurement. For the three months ended March 31, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of approximately $6.6 million and $9.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

Note 11 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Our sponsor is Global Synergy LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 7, 2021. On January 12, 2021, we consummated our Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,375,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $14.8 million, inclusive of approximately $9.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $7.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Results of Operations

Our entire activity from inception up to March 31, 2022, was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, the search for a Business Combination. We will not be generating any operating revenues until the closing and completion of our Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $6.3 million, which consisted of approximately $6.6 million in change in fair value of derivative warrant liabilities, and approximately $4,000 in investment income on the Trust Account, partially offset by $258,000 in general and administrative expense, including approximately $30,000 for related party administrative fees.

For the three months ended March 31, 2021, we had net income of approximately $8.9 million, which consisted of approximately $9.9 million in change in fair value of derivative warrant liabilities, and approximately $41,000 in investment income on the Trust Account, partially offset by $235,000 in general and administrative expense, including approximately $26,000 for related party administrative fees, and $758,000 for financing costs associated with the warrants.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $701,000 in our operating bank account and working capital of approximately $337,000, compared to approximately $1.1 million in our operating bank account and working capital of approximately $1.6 million for the three months ended March 31, 2021. Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for our issuance of the founder shares, a loan of $300,000 from our Sponsor pursuant to the Note, and subsequent to December 31, 2020, the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full upon consummation of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”) or extend such loans, if any. To date, the Company had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until the end of the Combination Period, July 12, 2022, (or 24 months, January 12, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

Contractual Obligations

There were no material changes to our contractual obligations reported in our 2021 Annual Report on Form 10-K, filed with the SEC on March 31, 2021, and also reported in Notes 5 and 6 to the unaudited condensed financial statements of Part 1 Item 1 of this Quarterly Report.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the audited balance sheet as of January 12, 2021, and the interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete a Business Combination and could potentially impair our ability to complete a Business Combination.

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

Dated: May 16, 2022	GLOBAL SYNERGY ACQUISITION CORP.

	By:	/s/ Alok Oberoi
	Name:	Alok Oberoi
	Title:	President, Co-Chief Executive Officer and Director